Form 10-Q
period 2007-09-30
Inter-Atlantic Financial, Inc.
filed 2007-11-16
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                                          to                                         .
Commission file number 001-33721
INTER-ATLANTIC FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8237170
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
400 Madison Ave.
New York, NY 10017
(Address of Principal Executive Offices)
(212) 581-2000
(Registrant’s Telephone Number, Including Area Code)
Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑     No ☐
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 10,485,300 shares issued and outstanding as of November 15, 2007.

i

FORWARD-LOOKING STATEMENTS
          We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may”, “expect”, “anticipate,” contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations; contain information which could impact future results of operations or financial condition; or state other “forward-looking” information.
          We believe it is important to communicate our expectations to the Inter-Atlantic Financial, Inc. stockholders. However, you should be aware that there are risks, uncertainties and events that may cause actual results to differ materially from our expectations, including among other things; negative cash flow and losses; reliance on a limited number of suppliers; continued compliance with government regulations and changes in government regulations; legislation or regulatory environments; requirements or changes affecting the industry in which Inter-Atlantic Financial, Inc. expects to engage; actions by competitors; dependence on key management personnel; and general economic conditions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Condensed Balance Sheet

September 30,
2007
(unaudited)

ASSETS
Current asset, cash	$104,543
Other assets, deferred offering costs	309,056

Total assets	$413,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to affiliate	$664
Accrued offering costs	161,577
Note payable — affiliate	250,000

Total liabilities	412,241

Stockholders’ equity
Preferred stock, par value $.0001 per share, 1,000,000 shares authorized, none issued	—
Common stock, par value $.0001 per share, 49,000,000 shares authorized, 1,875,000 shares issued and outstanding	188
Additional paid-in capital	24,812
Deficit accumulated in the development stage	(23,642)

Total stockholders’ equity	1,358

Total liabilities and stockholders’ equity	$413,599

See accompanying notes to condensed financial statements

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Condensed Statements of Operations

		For the period from
	For the three	January 12, 2007
	months ended	(inception) to
	September 30, 2007	September 30, 2007
	(unaudited)	(unaudited)

Formation and operating costs	$15,355	$23,642

Net loss	$(15,355)	$(23,642)

Weighted average number of common shares outstanding — basic and diluted	1,875,000	1,875,000

Net loss per common share — basic and diluted	$(.01)	$(.01)

See accompanying notes to condensed financial statements.

Inter-Atlantic Financial, Inc.
(A corporation in the development stage)
Condensed Statement of Cash Flows

For the period from
January 12, 2007
(inception) to
September 30, 2007
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,642)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Due to affiliate	664

Net cash used in operating activities	(22,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	25,000
Proceeds from notes payable — affiliate	250,000
Payment of deferred offering costs	(147,479)

Net cash provided by financing activities	127,521

Net increase in cash	104,543

Cash
Beginning of period	—

End of period	$104,543

Supplemental schedule of non-cash financing activity:
Accrual of deferred offering costs	$161,577

See accompanying notes to condensed financial statements

INTER-ATLANTIC FINANCIAL, INC.
(a corporation in the development stage)
Notes to Condensed Financial Statements (unaudited)
Note A — Basis of Presentation
     The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended September 30, 2007 and the period from January 12, 2007 (inception) to September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the period ended June 15, 2007, filed as part of the Company’s Amendment No. 8 to Form S-1.
Note B — Nature of Operations and Summary of Significant Accounting Policies
     Inter-Atlantic Financial, Inc. (the “Company”) was incorporated in Delaware on January 12, 2007 as a blank check company whose objective is to acquire through a merger, capital stock exchange, assets acquisition or other similar business combination, an unidentified operating business in the financial services industry.
     As of September 30, 2007, the Company had not yet commenced any operations. All activity from January 12, 2007 (inception) to September 30, 2007 relates to the Company’s formation and the proposed public offering described below. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year-end.
     The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a proposed public offering (“Proposed Offering”) which is described in Note C. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Proposed Offering, although substantially all of the net proceeds of this Proposed Offering are intended to be generally applied toward consummating a business combination with an operating company. As used herein, a “target business” shall include an operating business that provides services and a “business combination” shall mean the acquisition by the Company of such a target business.
     The Company’s efforts in identifying a prospective target business will be focused on an operating business in the financial services industry or a business deriving a majority of their revenues from providing services to financial services companies, including for example, payment processing companies and technology providers. The Company believes that current and anticipated growth in certain areas of financial services should create attractive opportunities with significant potential for capital appreciation.

INTER-ATLANTIC FINANCIAL, INC.
(a corporation in the development stage)
Notes to Condensed Financial Statements (unaudited)
Loss per common share:
     The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. At September 30, 2007, there were no such potentially dilutive securities.
Use of estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income tax:
     The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     The Company complies with the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). There were no unrecognized tax benefits as of January 12, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 12, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.
Deferred offering costs:
     The Company complies with the requirements of the SEC Staff Accounting Bulletin (“SAB”) Topic 5A “Expenses of Offering”. Deferred offering costs consist of legal costs of $191,821, accounting costs of $35,000, advisory fees of $50,000, and filing fees of $32,235 incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expenses if the Proposed Offering is not completed.
Note C — Proposed Offering
     The Proposed Offering calls for the Company to offer for public sale up to 7,500,000 units (“Units”) plus an over-allotment option of up to 1,125,000 Units. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase Warrant (“Warrant”). The public offering price was $8.00 per unit.

INTER-ATLANTIC FINANCIAL, INC.
(a corporation in the development stage)
Notes to Condensed Financial Statements (unaudited)
Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $4.50 commencing on the later of (a) October 2, 2008 or (b) the completion of a business combination with a target business, and will expire October 2, 2011. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. In no event will the registered holders of a Warrant be entitled to receive a net-cash settlement, stock or other consideration in lieu of physical settlement in shares of the Company’s common stock.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of a the Proposed Offering , although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Offering, 99.8% of the gross proceeds (or 99.5% in the event that the underwriters’ over-allotment option is exercised in full), after payment of certain amounts to the underwriters and offering expenses, will be held in a trust account (“Trust Account”) and invested in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition, short-term tax exempt municipal bonds issued by governmental entities located within the United States or in money market funds otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the outstanding stock vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. Public stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the underwriters upon the Company’s consummation of a Business Combination), including any interest earned (up to $1,100,000 (net of taxes payable) distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. A stockholder must also affirmatively exercise such conversion rights at or prior to the time the Business Combination is voted upon by the stockholders. All of the Company’s stockholders prior to the Proposed Offering, including all of the officers and directors of the Company have agreed to vote all of the shares of Founders’ common stock held by them in accordance with the vote of the majority in interest of all other stockholders of the Company.

     In the event that the Company does not consummate a Business Combination by October 9, 2009, the proceeds held in the Trust Account will be distributed to the Company’s public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Proposed Offering (assuming no value is attributed to the Warrants included in the Units in the Proposed Offering).

Note D — Related Party Transactions
     Nine stockholders, including the Company’s officers and directors, have purchased an aggregate of 1,875,000 of the Company’s founding shares for an aggregate price of $25,000 in a private placement prior to the offering. The shares are identical to those sold as part of the Units sold in the Proposed Offering, except that each of the founders have agreed to vote its founders’ common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving our initial business combination. As a result, they will not be able to exercise conversion rights with respect to the founders’ common stock if our initial business combination is approved by a majority of our public stockholders. The founders’ common stock acquired prior to the Proposed Offering will not participate with the common stock included in the units sold in the Proposed Offering in any liquidating distribution. Subsequent to the pre-offering private placement, a portion of the founding shares were resold to another director of the Company and a third party.
     The Company issued a $250,000 unsecured promissory note to Inter-Atlantic Management Services LLC (“IAMS LLC”), an affiliate of certain of the Company’s officers and directors. This advance is non-interest bearing, unsecured and was due upon the consummation of the Proposed Offering. This unsecured promissory note was paid in full in October 2007.
     The Company presently occupies office space provided by IAMS, LLC. IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay IAMS, LLC $7,500 per month for such services beginning after the successful completion of the Proposed Offering.
     At September 30, 2007, the amount shown on the accompanying balance sheet as due to affiliate represents amounts due for administrative expenses paid by IAMS, LLC on behalf of the Company. This amount is non-interest bearing and has no stated repayment date. This due to affiliate was paid in full in October 2007.
     Each of the Company’s officers and directors, and one of the Company’s stockholders collectively have agreed to purchase directly from the Company, in a pre-offering private placement, an aggregate of 2,300,000 warrants immediately prior to the Proposed Offering at a price of $1.00 per warrant (an aggregate purchase price of $2,300,000) from the Company and not as part of the Proposed Offering. They have also agreed that these warrants purchased by them will not be sold or transferred until completion of a business combination. The founders’ warrants will become exercisable after a business combination and will be non-redeemable so long as they are held by our founders or their permitted transferees.

INTER-ATLANTIC FINANCIAL, INC.
(a corporation in the development stage)
Notes to Condensed Financial Statements (unaudited) — (Continued)
     Included in deferred offering costs is $50,000 paid to two of the Company’s stockholders for advisory services related to the selection of the underwriters.
     Concurrent with the closing of the Proposed Offering, the Company intends to execute a limited recourse line of credit agreement with IAMS, LLC and its affiliates. The line of credit agreement allows for borrowings of up to $500,000, bears interest at the federal funds target interest rate (4.75% at September 30, 2007), and matures at the earlier of the consummation of a Business Combination, October 2, 2009, or an event of default, as defined in the agreement.
Note E — Preferred Stock
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.
Note F — Subsequent Events
     The registration statement for the Company’s Initial Public Offering (“IPO”) was declared effective on October 2, 2007. The Company consummated two separate offerings on October 9, 2007 (IPO) and then on October 16, 2007 (the exercise of a portion of the underwriters over-allotment option) and received cumulative gross proceeds of approximately $68,882,400. Additionally, the Company received proceeds of $2,300,000 from the sale of founders’ warrants in a pre-offering private placement. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this initial public offering, although substantially all of the net proceeds of this initial public offering are intended to be generally applied toward consummating a Business Combination with an operating company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Inter-Atlantic Financial, Inc. is a newly organized blank check company formed for the purpose of acquiring, through a merger, a capital stock exchange, asset acquisition, stock purchase or other similar business combination of an unidentified domestic and/or foreign operating business in the financial services industry or businesses deriving a majority of their revenues from providing services to financial services companies, including for example, payment processing companies and technology providers.
     On October 9, 2007, we completed our initial public offering (“IPO”) of 7,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $4.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of $8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses and working capital. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders.
     We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issued debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant; our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
     We may use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate a business combination with one or more target acquisitions with a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters’ deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate a business combination, the remaining proceeds held in the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

     We will use substantially all of the net proceeds of the IPO, the pre-offering private placement of the founders’ warrants, as well as interest on the funds in our trust account released to us including those funds held in trust, to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in our trust account (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their redemption rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in our trust account as well as any other net proceeds not expended will be released to us and will be used to finance the operations of the target business. We believe that we have funds sufficient to allow us to operate at least until October 2, 2009, including (i) $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit which will be repayable prior to the consummation of the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination, $400,000 of expenses for due diligence, identification and research of prospective target business combination and related expenses, $180,000 for administrative services and support payable to an affiliated third party ($7,500 per month for up to 24 months), $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $540,000 for general working capital that will be used for miscellaneous expenses, reserves and unpaid offering expenses. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) will be released to us to fund our working capital requirements and the costs associated with such plan of dissolution and liquidation (which we currently estimate to be between $50,000 and $75,000) if we do not consummate a business combination. Although the rate of interest to be earned on our trust account will fluctuate through the duration of our trust account, and although we are unable to state the exact amount of time it will take to complete a business combination, we anticipate the interest that will accrue on our trust account, even at an interest rate of 4% per annum, during the time it will take to identify a target and complete an acquisition will be sufficient to fund our working capital requirements. While we cannot assure you our trust account will yield this rate, we believe such rate is representative of that which we may receive.
     We will seek stockholder approval before we effect any business combination, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before this offering in accordance with the majority of the shares of common stock voted by the public stockholders. Any shares acquired in the aftermarket by existing stockholders will be voted in favor of the business combination. We will proceed with a business combination only if a majority of the shares of common stock cast at the meeting are voted in favor of the business combination and public stockholders owning 29.99% or less of the shares sold in this offering exercise their redemption rights described below. This redemption threshold is different from the traditional blank check company structure and makes it more likely that the business combination may be approved, even if a significant number of shareholders do not approve the transaction. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of our trust account. Such stockholder must have also exercised its redemption rights described below. Even if 29.99% or less of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of any of the underwriters and taxes payable) at the time of such acquisition which amount is required for our initial business combination. In such event, we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up. The Company has agreed not to lower the redemption threshold below 29.99% in connection with the negotiation of a business combination.
     As indicated in the accompanying financial statements, at September 30, 2007, we had $104,543 in cash. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.

     For the period from January 12, 2007 (inception) through September 30, 2007, we had a net loss of $23,642, attributable to organization, formation and general and administrative expenses. We also incurred $309,056 of deferred offering costs, of which approximately $161,577 was unpaid as of September 30, 2007. Through September 30, 2007, we did not engage in any significant operations. Our entire activity from inception through September 30, 2007 was to prepare for our IPO.
     Our financial statements as of and for the period ending October 9, 2007 were audited, and we filed these audited financial statements in a Current Report on Form 8-K dated October 9, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.
Item 4. Controls and Procedures
     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has not been any change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     On October 2, 2007, we issued an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders at a price of $1.00 per warrant for an aggregate purchase price of $2,300,000. These warrants can be exercised on a cashless basis and may not be redeemed while such executive officer, director or stockholder hold such warrants, but otherwise are substantially similar to the warrants that were issued in the IPO. The issuance and sale of these warrants was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of these warrants, and each purchaser is an affiliate of the Company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants. The proceeds from the sale of the warrants were placed in the trust account and would be included as part of the liquidating distribution to our public shareholders in the event of a liquidation prior to our initial business combination.
Use of Proceeds
     On October 9, 2007, we completed our initial public offering (“IPO”) of 7,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $4.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of 8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account at JP Morgan Chase Bank, NA, maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses and working capital. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders. Morgan Joseph & Co, Inc., acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (333-140690) that was declared effective on October 2, 2007.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Prior to the IPO, we solicited written consents of our stockholders to certain amendments to our Certificate of Incorporation. Our stockholders unanimously approved the amendments.
Item 5. Other Information.
     Not applicable.

Item 6. Exhibits.

Exhibit
Number	Exhibit Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-ATLANTIC FINANCIAL, INC.
By:	/s/ Andrew S. Lerner
	Name:	Andrew S. Lerner
	Title:	Chief Executive Officer