Form 10-K
period 2007-12-31
Inter-Atlantic Financial, Inc.
filed 2008-03-28
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission File Number 001-33721
Inter-Atlantic Financial, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-8237170
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
400 Madison Ave.
New York, New York 10017
(Address of principal executive offices)
(212) 581-2000
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 18, 2008 as reported on the American Stock Exchange was approximately $65.55 million.
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 18, 2008 was 10,485,300.

Forward-Looking Statements
This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the American Stock Exchange or inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
References in this report to “we,” “us” or “our company” refer to Inter-Atlantic Financial, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I
ITEM 1. Business
General
We are a blank check company organized under the laws of the State of Delaware. We were formed for the purpose of acquiring, through a merger, a capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business in the financial services industry or a business deriving a majority of its revenues from providing services to financial services companies including for example, payment processing companies and technology providers. We believe we are qualified to select an attractive acquisition target because of our officers’ and directors’ over 150 years of aggregate experience with both public and private companies in the financial services industry. Our efforts in identifying a prospective target business will not be limited to a particular geographic location.
On October 9, 2007, we completed our initial public offering (“IPO”) of 7,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at an exercise price of $4.50. The public offering price of each Unit was $8.00 and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of $8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account at American Stock Transfer & Trust Company as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses and working capital. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders. For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled “Selected Financial Data.”
Within the universe of potential targets in the financial services industry, including service providers to the industry, we believe that companies in the financial technology sector are particularly attractive and financial technology companies are an important focus of ours. Areas within the financial technology sector that we may focus on include:
•	payment processing;

•	processors of transactions or information;

•	financial data, analysis and content providers;

•	banking, insurance and asset management software, security and outsourcing providers;

•	brokerage, eFinance, and other web-oriented financial businesses;

•	credit, debit and prepaid card technology and distribution;

•	emerging technologies such as PIN, mobile and contactless payment delivery systems; and

•	service providers supporting the consumer and commercial finance, servicing, asset management and insurance businesses.
We may also consider target businesses in any other area of financial services.
While our primary focus is on prospective target businesses in or related to the financial services industry in the United States, we may also consider these acquisition opportunities internationally.
In evaluating a prospective target business, our management will consider, among other factors, the following:
•	experience and skill of management and availability of additional personnel;

•	financial condition, including profitability, cash flow, the recurrence of revenue and the results of operations;

•	growth potential;

•	competitive position and barriers to entry;

•	ability to retain and grow the customer base;

•	stage of development of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment;

•	costs, approvals and accounting impact associated with effecting the business combination; and

•	relative valuations of similar publicly traded companies.
In seeking a business combination, we intend to utilize cash derived from the proceeds of the IPO and over-allotment, as well as our capital stock, debt, or a combination of cash, capital stock and debt, and there is no limit on the issuance of capital stock or incurrence of debt we may undertake in effecting a business combination. In the event a business combination is consummated, all sums remaining in our trust account will be released to us immediately thereafter, and there will be no restriction on our use of such funds.
While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of the amount in our trust account (less underwriting compensation of $2,755,296) at the time of such acquisition. Consequently, it is likely that we will have the ability to effect only a single business combination. We currently have no restrictions on our ability to seek additional funds through the sale of securities or through loans. As a consequence, we could seek to acquire a target business that has a fair market value significantly in excess of 80% of the amount in our trust account (less deferred underwriting compensation of $2,755,296) or more than one target business at the same time. We could seek to fund such business combinations by raising additional funds through the sale of our securities or through loan arrangements. In addition, we may pay for such business combinations, in part or in whole, by issuance of our securities. However, if we were to seek such additional funds, any such arrangement would only be consummated simultaneously with our consummation of a business combination. It is possible we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several assets or closely related operating businesses at the same time.

We are paying a monthly fee of $7,500 to Inter-Atlantic Management Services LLC, an affiliate of certain of the officers and directors, for general and administrative services, including but not limited to receptionist, secretarial and general office services. Inter-Atlantic Management Services LLC, together with its affiliate companies, is referred to herein as Inter-Atlantic Group. This arrangement shall continue until the earliest to occur of:
•	the consummation of a business combination;

•	24 months after the completion of the IPO; and

•	the date on which we determine to dissolve and liquidate our trust account as part of our plan of dissolution and liquidation.
Our officers and directors did not receive any compensation in the IPO and will not receive any compensation for services rendered to us prior to, or in connection with, the consummation of a business combination. Our officers and directors will be entitled to reimbursement for out-of-pocket expenses incurred by them or their affiliates on our behalf.
Prior to the closing of the IPO, our officers, directors and a shareholder collectively purchased a combined total of 2,300,000 warrants at a price of $1.00 per warrant for a total of $2,300,000.
Management Team
Messrs. Lerner, Lichten, Hammer, Baris and Daras are afilliated with Inter-Atlantic Group, a New York based private equity firm specializing in the financial services industry. Mr. Galasso is an independent consultant that conducts business with Inter-Atlantic Group from time to time. While each of these individuals is also a member of our management team, no voting arrangement exists among these individuals with respect to our securities. They have been integral in all investing activity, advisory activity, capital raising and strategic planning engaged in by Inter-Atlantic Group. Mr. Galasso has served as a senior executive officer in the payments industry including as Chairman and Chief Executive Officer of NetSpend Corporation, a portfolio company of Inter-Atlantic Group. Inter-Atlantic Group generally refers to a collection of affiliated companies and partnerships, including two Bermuda-domiciled private equity funds, their general partners and Inter-Atlantic Management Services LLC, the main operating company. Prior to 2001, Inter-Atlantic Group served the financial services industry through mergers and acquisitions advisory services, capital raising, strategic planning and corporate restructuring for domestic and offshore companies. In 2001, the firm divested its broker-dealer subsidiary, Guggenheim Securities, LLC, in order to focus its efforts on making investments in the financial services sector. In addition, Inter-Atlantic Group has been a senior strategic advisor to a prominent insurance company for the past 13 years. The limited partners of the two private equity funds are a small group of prominent institutional investors.

Inter-Atlantic Group’s investment committee consists of Messrs. Lerner, Lichten, Hammer, Baris and Michael P. Esposito Jr., a former employee of the firm who is currently a director and owner of the general partners of the Inter-Atlantic Group funds.
Our stockholders at the time of the IPO were our officers, our board members, our advisors, and Mr. Esposito and are referred to in this report as our initial stockholders.
Although both Inter-Atlantic Group and we intend to invest in companies in the financial services industry, there are differences in the size of such targeted investment and the type of companies in which the entities are focused on investing. Inter-Atlantic Group has not made investments in excess of $10 million. By comparison, our amended and restated certificate of incorporation requires that our initial business combination be with a business or business whose fair market value is at least equal to 80% of the balance in the trust account (less deferred underwriting compensation of $2,755,296). Based on the trust account balance of $68,515,928 resulting from the net offering proceeds of the IPO, over-allotment and the sale of the founders’ warrants, we would be required to effect an initial business combination with a business whose fair market value is at least 80% ($52,608,506, or $36,831,214 assuming the maximum common share redemption of 29.99%)
We will not enter into a business combination with any company which Inter-Atlantic Group currently has or previously had a financial interest in. To minimize any conflicts, or the appearance of conflicts, subject to their respective fiduciary obligations, each of Inter-Atlantic Group and Messrs. Lerner, Daras, Baris, Lichten and Hammer has granted us a right of first refusal with respect to any company or business in the financial services industry whose fair market value is at least equal to 80% of the balance of the trust account (less deferred underwriting compensation of $2,755,296), which we refer to as a Company Potential Target. Pursuant to this right of first refusal, subject to their respective fiduciary obligations, each of these persons and Inter-Atlantic Group has agreed that he or it will not enter into any agreement to acquire majority voting control of a Company Potential Target until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue the opportunity. This right of first refusal expires upon the earlier of (i) our consummation of an initial business combination or (ii) 24 months after the consummation of the IPO. Messrs. Galasso and Weinhoff will be responsible for enforcing this right of first refusal.
Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of the IPO, the sale of the founders’ warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO are intended to be generally applied toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not selected a target business
To date, we have not selected any target business for a business combination.
Sources of target businesses
Target business candidates are being brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers, financial services industry executives and consultants and other members of the financial community. We have made it known that we are seeking a business combination candidate by a variety of means. Sources are being directly contacted by management since the IPO. Our initial stockholders, officers and directors as well as their affiliates may also bring to our attention target business candidates. We may engage the services of professional firms that specialize in business acquisitions, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on arm’s length basis and disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, nor will we enter into any business combination with any affiliates of our initial stockholders, officers or directors. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees or other compensation in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination. Although we are not under any contractual obligation to engage any of the underwriters or Scura, Rise & Partners LLC, a financial advisory firm, to provide any services for us after the IPO, any of the underwriters or Scura, Rise & Partners LLC may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters or Scura, Rise & Partners LLC provide services to us, we may pay such entity fair and reasonable fees that would be determined at that time in arm’s length negotiations.
Selection of a target business and structuring of a business combination
Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the amount in our trust account (less deferred underwriting compensation of $2,755,296) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business.
Prior to agreeing to a business combination, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.
We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities, as applicable, will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. While we may pay fees or compensation to third parties for their efforts in introducing us to a potential target business, in no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination, other than the $7,500 payable monthly in the aggregate to Inter-Atlantic Management Services LLC, an affiliate of certain of the officers and directors, for office space and certain general and administrative services.
Fair Market Value of Target Business
The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (less deferred underwriting compensation of $2,755,296) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (less deferred underwriting compensation of $2,755,296) at the time of acquisition. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of our net assets at the time of such initial business combination. In no instance will we acquire less than majority voting control of a target business. However, in the case of a reverse merger or other similar transaction in which we issue a substantial number of new shares, our stockholders immediately prior to such transaction may own less than a majority of our shares subsequent to such transaction. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.
Probable lack of business diversification
While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business or target businesses which satisfy the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination, although this may entail the simultaneous acquisition of several compatible operating businesses or assets. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a limited number of entities, our lack of diversification may:
•	leave us solely dependent upon the performance of a single business; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several assets or operating businesses at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their assets or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.
Limited ability to evaluate the target business’ management
If our officers and directors are to remain associated with us following a business combination, they may be involved in different capacities than at present, and we may employ other personnel following the business combination. Although we intend to closely scrutinize such individuals, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to help manage a public company.
Opportunity for stockholder approval of business combination
Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.
In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to the IPO in accordance with the majority of the shares of common stock voted by the public stockholders. Initial stockholders who purchase shares of common stock in the IPO or after the IPO have agreed to vote such shares in favor of any proposed business combination. Although we do not know for certain the factors that would cause our initial stockholders to purchase our securities, we believe that some of the factors they would consider are: (i) the trading price of our securities, (ii) their aggregate investment in our securities, (iii) whether it appears that a substantial number of public stockholders are voting against a proposed business combination, and (iv) their interest in the target business once the target business has been identified. Any shares acquired by such individuals in the IPO or in the aftermarket will be voted in favor of the business combination. Accordingly, any purchase of our shares by our officers and directors in the IPO or in the aftermarket could influence the result of a vote submitted to our shareholders in connection with a business combination by making it more likely that a business combination would be approved. In addition, given the interest that our initial stockholders have in a business combination being consummated, it is possible that our initial stockholders will acquire securities from public stockholders who have elected to redeem their shares of our common stock (as described below) in order to change their vote and insure that the business combination will be approved (which could result in a business combination being approved even if, after the announcement of the business combination, 30% or more of our public stockholders would have elected their redemption rights, or 51% of our public stockholders would have voted against the business combination, but for the purchases made by our initial stockholders). We will proceed with the business combination only if a majority of the shares of common stock cast at the meeting are voted in favor of the business combination, and public stockholders owning 29.99% or less of the shares sold in the IPO exercise their redemption rights. This is different than the traditional blank check company structure and makes it more likely that a business combination will be approved. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of our trust account. Such stockholder must have also exercised its redemption rights described below. As a result of our higher redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this increase in the customary redemption threshold may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.

Redemption rights
At the time we seek stockholder approval of any business combination, we will offer each public stockholder (other than initial stockholders) the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the quotient determined by dividing (i) the amount of our trust account (inclusive of any interest earned thereon, less (x) any amount necessary to pay accrued federal, state or local income tax on such interest, calculated as of two business days prior to the consummation of the business combination, and (y) up to an aggregate amount of $1,100,000 of the interest earned on our trust account, net of taxes payable, which will be released to us upon our demand, and (z) the deferred portion of the underwriters’ deferred discount), by (ii) the total number of shares of common stock outstanding at that date. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, redeeming stockholders will be sent instructions on how to tender their shares of common stock and when they should expect to receive the redemption amount. In order to ensure accuracy in determining whether or not the redemption threshold has been met, each redeeming stockholder must continue to hold their shares of common stock until the consummation of the business combination. We will not charge redeeming stockholders any fees in connection with the tender of shares for redemption. If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. Public stockholders who redeem their stock into their share of our trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning more than 29.99% of the shares, exercise their redemption rights. This is different than the traditional blank check company structure and makes it more likely that a business combination will be approved. Even if 29.99% or less of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of any of the underwriters and taxes payable) at the time of such acquisition, which amount is required for our initial business combination. In such event we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up. The Company has agreed not to lower the redemption threshold below 29.99% in connection with the negotiation of a business combination.

Investors who choose to remain as stockholders and do not exercise their redemption rights will have assumed the entire cost of the offering, including the underwriters’ discount (but not including the deferred compensation owed to Morgan Joseph & Co.). The additional cost per share allocable to such remaining stockholders would be $0 if none of the shares sold in the IPO are redeemed, and approximately $0.15 per share if the maximum number of shares which may be redeemed are redeemed.
Dissolution and liquidation if no business combination
Our amended and restated certificate of incorporation provides that we will continue in existence only until October 9, 2009. This provision may not be amended without the affirmative vote of 95% of the shares issued in the IPO except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by October 9, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.
If we are unable to complete a business combination by October 9, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, net of taxes, and up to $1,100,000 which may be used to fund our working capital requirements, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We would notify the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.
Our initial stockholders have waived their rights to participate in any such distribution or any liquidation distribution with respect to their initial shares. In addition, Morgan Joseph & Co. has agreed to waive their rights to the $2,755,296 of deferred underwriting compensation deposited in our trust account in any such distribution or any liquidation distribution. There will be no distribution from the trust account or otherwise with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution (currently anticipated to be no more than approximately $15,000) from our remaining assets outside of the trust account. We believe there should be sufficient funds available, outside of the trust account as well as from interest earned on the trust account and released to us as working capital, in addition to monies available pursuant to the Company’s limited recourse revolving line of credit, to fund the $15,000 in costs and expenses. To the extent sufficient funds are not available, Messrs. Lerner, Daras, Baris, Hammer and Lichten have agreed to indemnify us, however, we cannot assure you that they will be able to satisfy these obligations.
Our public stockholders will be entitled to receive funds from the trust account only in the event of the liquidation of the trust account or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we were to expend all of the net proceeds of the IPO and over-allotment, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.96, or $0.04 less than the per-unit offering price of $8.00. Any creditor’s claims against the trust account (which would include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) will have higher priority than the claims of our public stockholders. Messrs. Lerner, Daras, Baris, Hammer and Lichten have agreed to indemnify us, jointly and severally pro rata according to their comparative beneficial interests in our company immediately prior to the IPO, for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $7.96, plus interest then held in the trust account.
Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $7.96 per share.
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 9, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan of dissolution that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are currently limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we are obligated to have all significant vendors and service providers and all prospective target businesses execute agreements with us waiving any and all right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The determination of which vendors are deemed significant will be made by our management but will include any investment bankers, legal advisors, accounting firms and business consultants we hire in connection with a business combination. Based on representations made to us by our indemnifying officers and directors, we currently believe that they have substantial means to fund any shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such eventuality. The indemnification obligations may be substantially greater than our indemnifying officers and directors currently foresee or expect. Their financial resources may also deteriorate in the future. Hence, we cannot assure you that our officers and directors will be able to satisfy those obligations. Moreover, because we will obtain the waiver agreements described above, the funds held in trust should be excluded from the claims of any creditors who executed such agreements in connection with any bankruptcy proceeding. However, such agreements may or may not be enforceable. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 9, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Additionally, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Amended and restated certificate of incorporation
Our amended and restated certificate of incorporation sets forth certain requirements and restrictions relating to the IPO that shall apply to us until the consummation of a business combination. Specifically, it provides that:
•	prior to the consummation of our initial business combination, we will submit such business combination to our stockholders for approval;

•	we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders and (ii) public stockholders owning less than 30% of the shares of common stock purchased by the public stockholders in the IPO exercise their redemption rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their redemption rights will receive their pro rata share of the trust account;

•	if a business combination is not consummated by October 9, 2009, then we will dissolve and distribute to all of our public stockholders their pro rata share of the trust account; and

•	we may not initially consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets the conditions specified in this report, including the requirement that such combination be with one or more operating businesses that have a fair market value, either individually or collectively, equal to at least 80% of our net assets at the time of such business combination.

Our amended and restated certificate of incorporation requires that we obtain the affirmative vote of holders of 95% of the shares issued in the IPO to amend certain provisions of our amended and restated certificate of incorporation. However, the validity of such supermajority voting provisions under Delaware law has not been settled. A court could conclude that such supermajority voting consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, certain provisions of the amended and restated certificate of incorporation would be amendable without such supermajority consent and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any action to waive or amend any of these provisions.
Competition for Target Businesses
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:
•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of the amount in our trust account (less deferred underwriting compensation of $2,755,296) at the time of the acquisition could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.
Additionally, we face competition from other blank-check companies which have formed recently, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, it may be the case that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us.

Any of these factors may place us at a competitive disadvantage in negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.
If we effect a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Conflicts of Interest
Our shareholders should be aware of the following potential conflicts of interest:
•	None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In particular, several of our officers and directors are affiliated with Inter-Atlantic Group, a private equity firm specializing in financial services investments. Mr. Galasso is an independent consultant in the payments industry who conducts business with Inter-Atlantic Group and certain other firms. In addition, Mr. Weinhoff, one of our directors, serves on the board of directors of two insurance companies. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business transaction.

•	Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us.

•	Since our officers and directors own shares of our common stock that will be released from escrow only if a business combination is completed and may own warrants that will expire worthless if a business combination is not consummated, these persons may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and timely completing a business combination and securing release of their shares.

•	If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial stockholders may negotiate the repayment of some or all of any such expenses, including the $500,000 limited recourse revolving line of credit which bears interest at the federal funds target interest rate (2.25% as of March 18, 2008), which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. Repayment of the line of credit is payable prior to the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, solely to the extent there is more than $7.96 per share in the trust account.

•	While any or all members of our management may remain associated with us after consummation of the business combination, either as officers or directors, there is the possibility that no members of our management team will remain associated with us after the consummation of the business combination. In addition, there has not been any determination that any specific members of management will remain associated with the combined company post-business combination. It is more likely that some of our members of our management will remain as directors rather than officers post-business combination. However, we do not yet know which members of our management may remain associated with us after consummation of the business combination, and what their roles will be, because such a decision will be based on a variety of factors, including the experience and skill set of the target business’ management, the experience and skill set of each of our members of management as it relates to the target business, the industry and geographic location of the business post-business combination and the ability of members of our management to negotiate terms with the target business as part of any such business combination. If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.

•	All of our officers and directors paid less for their shares of common stock than public shareholders, and as a result, they may be able to profit on a business combination which would be unprofitable to our public shareholders.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
Accordingly, as a result of other business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
Although we are not under any contractual obligation to engage any of the underwriters or Scura, Rise & Partners LLC, a financial advisory firm, to provide any services for us after the IPO, and have no present intent to do so, any of the underwriters or Scura, Rise & Partners LLC may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters or Scura, Rise & Partners LLC provide services to us after the IPO, we may pay such entity fair and reasonable fees that would be determined at that time in arm’s length negotiations. Any such negotiations could result in a conflict of interest.

Each of our officers and directors has, or may come to have, to a certain degree, other fiduciary obligations. In addition all of our officers and directors have fiduciary obligations to those companies on whose board of directors they may sit. To the extent that they identify business opportunities that may be suitable for the entities to which they owe a fiduciary obligation, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a fiduciary obligation and any successors to such entities have declined to accept such opportunities. In addition, subject to these fiduciary duties, each of our officers and directors and Inter-Atlantic Group have granted us a right of first refusal with respect to a Company Potential Target (as defined below).
Messrs. Lerner, Daras, Baris, Lichten and Hammer are affiliates of Inter-Atlantic Group, a private equity firm that invests in financial services companies. As a result, we believe that there is a substantial risk of a conflict between our operations and Inter-Atlantic Group’s operations. To minimize any conflicts, or the appearance of conflicts, subject to their respective fiduciary obligations, each of Inter-Atlantic Group and Messrs. Lerner, Daras, Baris, Lichten and Hammer has granted us a right of first refusal with respect to any company or business in the financial services industry whose fair market value is at least equal to 80% of the balance of the trust account (less deferred underwriting compensation of $2,755,296), which we refer to as a Company Potential Target. Pursuant to this right of first refusal, subject to their respective fiduciary obligations, each of these persons and Inter-Atlantic Group has agreed that he or it will not enter into any agreement to acquire majority voting control of a Company Potential Target until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue the opportunity. This right of first refusal commenced after the consummation of the IPO and will expire upon the earlier of (i) our consummation of an initial business combination or (ii) October 9, 2009. Messrs. Galasso and Weinhoff will be responsible for enforcing this right of first refusal.
Additionally, certain of our officers and directors are directors of companies, both public and private, which may perform business activities in the financial services industry similar to those which we may perform after consummating a business combination.
In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving a business combination. In addition, all of our initial stockholders have agreed to waive their respective rights to participate in any liquidation of our trust account (except with respect to shares of our common stock acquired by them in connection with the IPO, overallotment exercise or in the aftermarket) in connection with a dissolution occurring upon our failure to consummate a business combination as well as to vote any shares each owns for any plan of dissolution and liquidation submitted to our stockholders.
We will not enter into a business combination with any company which Inter-Atlantic Group currently has or previously had a financial interest in. To further minimize potential conflicts of interest, we also have agreed not to consummate a business combination with an entity which is affiliated with any of our officers and directors. As a result, we will not enter into a business combination with any entity of which members of our board of directors also serve on the board of directors.
In addition, our officers and directors have agreed not to become officers, directors or principal stockholders of other blank check companies, which are engaged in, or in the event of the business combination, will be engaged in business activities similar to those intended to be conducted by us until the earlier of completion of a business combination or dissolution of our company.

We are obligated to have all significant vendors and service providers and all prospective target businesses execute agreements with us waiving any and all right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Messrs. Lerner, Daras, Baris, Hammer and Lichten have agreed to indemnify us, jointly and severally pro rata according to their comparative beneficial interests in our company immediately prior to the IPO, for any loss, liability, claim, damage and expense to the extent necessary to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, because members of our management have agreed to this indemnification, they may be deterred from entering into agreements with certain vendors on our behalf where there is a significant potential indemnification obligation. In addition, members of management, due to their indemnification obligations, may be motivated to enter into a business combination with a potential target business which agrees to pay any outstanding obligations of our company. We cannot assure you these conflicts will be resolved in our favor.
Employees
We have four executive officers, three of whom are also members of our Board of Directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

ITEM 1A. Risk Factors
An investment in our securities involves a high degree of risk. An investor should consider carefully all of the material risks described below, together with the other information contained in this Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and a security holder could lose all or part of its investment.
Risks Associated With Our Company
We are a newly formed company with no operating history and, accordingly, an investor does not have any basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with no operating results to date. Since we do not have any operations or an operating history, an investor does not have any basis upon which to evaluate our ability to achieve our business objective, which is to acquire, merge with, engage in a capital stock exchange with, purchase all or substantially all of the assets of, or engage in any other similar business combination with a single domestic and/or foreign operating entity, or one or more related or unrelated operating entities in the financial services sector. At the time of our IPO we did not have any specific merger, capital stock exchange, asset acquisition or other business combination under consideration or contemplation and we did not, nor did anyone on our behalf, contact any potential target business or had any discussions, formal or otherwise, with respect to such a transaction. We will not generate any revenues or income, other than interest income, until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.
If we are forced to dissolve and liquidate before a business combination our warrants will expire worthless.
If we are unable to complete a business combination and are forced to dissolve, liquidate and wind up, there will be no amount payable upon such liquidation with respect to our outstanding warrants and, accordingly, the warrants will expire worthless.
Our shareholders are not entitled to protections normally afforded to investors of blank check companies including the ability to receive all interest earned on the amount held in trust.
Since the net proceeds of the IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of the IPO and filed a Current Report on Form 8-K with the SEC upon consummation of the IPO, including audited financial statements demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into our trust account. Because we are not subject to Rule 419, a significant amount of the interest earned on the funds deposited in our trust account will be released to us to fund our working capital and will not be available at all to those public stockholders redeeming in connection with a business combination.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.
Based upon publicly available information, we have identified approximately 156 blank check companies that have completed initial public offerings since August 2003. Of these companies, only 48 have completed a business combination, while 11 have liquidated or will be liquidating. The remaining approximately 97 blank check companies have more than $16.1 billion in trust and are seeking to complete business acquisitions. Of these companies, only 25 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. In addition, there are 84 blank check companies with more than $15.0 billion in trust that have filed registration statements and will be seeking to complete business combinations. Furthermore, the fact that only 48 of such companies have completed business combinations and only 25 other of such companies have entered into definitive agreements or letters of intent for business combinations, and 11 have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.
The fact that we will proceed with the business combination if public stockholders holding less than 30% of the shares sold in the IPO exercise their redemption rights may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.
We will proceed with the business combination if public stockholders holding less than 30% of the shares sold in the IPO exercise their redemption rights. As a result of our redemption threshold, we may have less cash available to complete a business combination. Because we will not know how many stockholders may exercise such redemption rights, we will need to structure a business combination meeting the 80% of our net assets test that requires less cash, or we may need to arrange third party financing to help fund the transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Alternatively, to compensate for the potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our stock as consideration. Accordingly, this redemption threshold of 30% may hinder our ability to consummate a business combination in the most efficient manner or to optimize our capital structure.
The terms on which we may effect a business combination can be expected to become less favorable as we approach our 24 month deadline.
Pursuant to our certificate of incorporation, if we do not effect a business combination by October 9, 2009, our corporate existence will cease except for the purpose of winding up our affairs and liquidating.
Any entity with which we negotiate, or attempt to negotiate, a business combination, will, in all likelihood, be aware of this time limitation and can be expected to negotiate accordingly. In such event, we may not be able to reach an agreement with any proposed target prior to such period and any agreement that is reached may be on terms less favorable to us than if we did not have the time period restriction set forth above. Additionally, as the 24 month time period draws closer, we may not have the desired amount of leverage in the event any new information comes to light after entering into definitive agreements with any proposed target but prior to consummation of a business transaction.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders from our trust account as part of our stockholder-approved plan of dissolution and liquidation will be less than $7.96 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. Although we are obligated to have all significant vendors, prospective target businesses or other entities with which we execute agreements waive any and all right, title, interest or claim of any kind in or to any monies held in our trust account for the benefit of our public stockholders, there is no guarantee that if they execute such agreements that they would be prevented from bringing claims against our trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in our trust account. The determination of which vendors will be deemed significant will be made by our management but will include any investment bankers, legal advisors and accounting firms we hire in connection with a business combination.
Accordingly, any creditor’s claims against the trust account will take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.96 per share held in our trust account, plus interest (net of any taxes due on such interest, which taxes, if any, shall be paid from our trust account and net of any amounts released to us as working capital, or to fund costs associated with our plan of dissolution and liquidation if we do not consummate a business combination). If we are unable to complete a business combination and are forced to dissolve and liquidate, Messrs. Lerner, Daras, Baris, Hammer and Lichten will be personally liable to ensure that the proceeds in our trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for any reason, including for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in our trust account in order to preserve a $7.96 per-share liquidation price. We cannot assure you that these directors and executive officers will be able to satisfy those obligations. These indemnifying officers and directors have agreed to indemnify us for any and all claims to the extent necessary to ensure that the proceeds in the trust account are not reduced by the claims of vendors, service providers and prospective target businesses.
Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete our trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
Certain of our current officers and directors may resign (i) upon consummation of a business combination or (ii) if they are deemed to not be “independent” based upon the rules of the American Stock Exchange or the Securities and Exchange Act of 1934. As a result, management of the prospective target business may become in charge of our day-to-day operations. We cannot assure you that our assessment of these individuals will prove to be correct.
Our ability to effect a business combination will be totally dependent upon the efforts of our officers and directors. The future role of our officers and directors in the target business, however, cannot presently be ascertained. Certain of our current officers and directors may resign (i) upon consummation of a business combination or (ii) if they are deemed to not be “independent” based upon the rules of the American Stock Exchange or the Securities and Exchange Act of 1934. Although it is possible that some of our officers and directors will remain associated with the target business following a business combination, it is likely that some or all of the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our management will only remain with the combined company after consummation of the business combination if, among other things, they are able to negotiate terms with the combined company as part of any such combination.
While any or all members of our management have expressed a willingness to remain associated with us after consummation of the business combination, either as officers or directors, there is the possibility that no members of our management team will remain associated with us after the consummation of the business combination. In addition, there has not been any determination that any specific members of management will remain associated with the combined company post-business combination. It is more likely that some of our members of our management will remain as directors rather than officers post-business combination. However, we do not yet know which members of our management may remain associated with us after consummation of the business combination, and what their roles will be, because such a decision will be based on a variety of factors, including the experience and skill set of the target business’ management, the experience and skill set of each of our members of management as it relates to the target business, the industry and geographic location of the business post-business combination and the ability of members of our management to negotiate terms with the target business as part of any such business combination. If any members of our management negotiate to be retained post business combination as a condition to any potential business combination, such person’s financial interests, including compensation arrangements, could influence such person’s motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.
Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.
None of our officers or directors have ever been associated with a “blank check” company. However, our officers and directors may in the future become affiliated with entities, other than “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
Our certificate of incorporation provides that we will continue in existence only until October 9. 2009. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

However, it is our intention to make liquidating distributions to our stockholders within 10 business days after the 24 month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with these procedures, we are required, pursuant to Section 281(b) of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers) or potential target businesses. As described above, we intend to have all significant vendors, service providers and prospective target businesses execute agreements with us waiving any and all right, title, interest or claim of any kind in or to any monies held in our trust account. Based on representations made to us by our indemnifying officers and directors, we currently believe that they have substantial means to fund any shortfall in our trust account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such eventuality. The indemnification obligations may be substantially greater than our indemnifying officers and directors currently foresee or expect. Their financial resources may also deteriorate in the future. Hence, we cannot assure you that our officers and directors will be able to satisfy those obligations. In addition, because we will not be complying with Section 280, our public stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our stockholders will likely extend beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.
We will dissolve and liquidate if we do not consummate a business combination.
Pursuant to, among other documents, our certificate of incorporation, if we do not complete a business combination within 24 months after the consummation of the IPO our corporate existence will cease except for purposes of winding-up our affairs and liquidating. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time period. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in our trust account (net of taxes payable and that portion of the interest earned previously released to us). Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and liquidation which we will present to our stockholders for vote. There will be no distribution from our trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation and we estimate such costs to be approximately $15,000. We believe there should be sufficient funds available either outside of our trust account or made available to us out of the net interest earned on our trust account and released to us as working capital, to fund this cost, although we cannot give any assurances thereof. To the extent sufficient funds are not available, Messrs. Lerner, Daras, Baris, Hammer and Lichten have agreed to indemnify us, however, we cannot assure you that they will be able to satisfy these obligations. Upon notice from us, the trustee of our trust account will liquidate the investments constituting our trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved plan of dissolution and liquidation. Concurrently, we shall pay, or reserve for payment, from interest released to us from our trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in our trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain valid and enforceable waivers.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.
Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of our units at any time after the warrants become exercisable in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price thereafter at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants at the time that our warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case our warrant holders may not be able to exercise our warrants and the warrants may expire worthless.
Holders of our warrants will be able to exercise the warrant only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities law of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants following completion of the IPO to the extent required by federal securities law, and we intend to comply with such undertaking, we cannot assure you that we will be able to do so. In addition, we have agreed to use our reasonable efforts to register the shares underlying the warrants under the blue sky laws of the states of residence of the exercising warrant holders, to the extent an exemption is not available. The value of the warrants may be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. We are not obligated to pay cash or other consideration to the holders of the warrants in such circumstances and the warrants can become, and later expire, worthless. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.
Existing shareholders who purchased warrants in the private placement may be able to exercise their warrants at a time when the public purchasers may not.
Because the founders’ warrants sold in the private placement prior to the IPO were originally issued pursuant to an exemption from registration requirements under the federal securities laws, the founders’ warrants are exercisable even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current. As described above, the holders of the public warrants will not be able to exercise them unless we have a current registration statement covering the shares issuable upon their exercise.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our certificate of incorporation authorizes the issuance of up to 49,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 26,554,400 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our public investors;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Additionally, parts of the financial services industry are capital intensive, traditionally using substantial amounts of indebtedness to finance acquisitions and working capital needs. If we finance the purchase of assets or operations through the issuance of debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
For a more complete discussion of the possible structure of a business combination, see the section above entitled “Effecting a business combination — Selection of a target business and structuring of a business combination.”

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.
Immediately after the IPO and over-allotment, the Company had $1.6 million (including the $500,000 which can be drawn from our limited recourse revolving line of credit at the federal funds target interest rate (2.25% as of March 18, 2008) and up to $1,100,000 of interest we may earn on funds in our trust account) available from the proceeds of the IPO, over-allotment and the pre-offering private placement of the founders’ warrants, to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination. This amount was based on management’s estimates of the costs needed to fund our operations for 24 months and consummate a business combination. Those estimates may prove inaccurate. As of December 31, 2007,we have used approximately $392,000 of these funds, mostly to cover higher than anticipated offering expenses. This amount excludes $146,755 in accrued offering costs paid in January 2008. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.
Our ability to effect a business combination and to execute any potential business plan afterwards will be dependent upon the efforts of our officers and directors some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.
Our ability to effect a business combination will be dependent upon the efforts of our officers and directors. While any or all members of our management may remain associated with us after consummation of the business combination, either as officers or directors, there is the possibility that no members of our management team will remain associated with us after the consummation of the business combination. In addition, there has not been any determination that any specific members of management will remain associated with the combined company post-business combination. It is more likely that some of our members of our management will remain as directors rather than officers post-business combination. However, we do not yet know which members of our management may remain associated with us after consummation of the business combination, and what their roles will be, because such a decision will be based on a variety of factors, including the experience and skill set of the target business’ management, the experience and skill set of each of our members of management as it relates to the target business, the industry and geographic location of the business post-business combination and the ability of members of our management to negotiate terms with the target business as part of any such business combination. In addition, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot guarantee that our assessment of these individuals will prove to be correct. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate terms with the combined company as part of any such combination. If we were to acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment or consulting agreement or other arrangement. The determination to remain as officers of the resulting business will be determined prior to the completion of the transaction and will depend upon the appropriateness or necessity of our current management to remain. In making the determination as to whether our current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of our current management remain if it is believed that it is in the best interests of the combined company post-business combination. If our management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

If any of the underwriters or Scura, Rise & Partners LLC provides services to us in the future, we may pay them fair and reasonable fees that would be determined at that time in arm’s length negotiations. Any such negotiations could result in a conflict of interest.
Although we are not under any contractual obligation to engage any of the underwriters or Scura, Rise & Partners LLC, a financial advisory firm, to provide any services for us after the IPO, any of the underwriters or Scura, Rise & Partners LLC may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters or Scura, Rise & Partners LLC provide services to us after the IPO, we may pay such entity fair and reasonable fees that would be determined at that time in arm’s length negotiations. Any such negotiations could result in a conflict of interest.
Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers and directors are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our officers and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
All of our directors own shares of our common stock which will not participate in the liquidation of our trust account as part of our stockholder-approved plan of dissolution and liquidation and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
All of our officers and directors own our stock and all of our officers and directors own warrants purchased in a private placement consummated prior to the IPO, but have waived their right to the liquidation of our trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares (including shares issuable upon exercise of the warrants) upon the liquidation of our trust account to our public stockholders if we are unable to complete a business combination. The shares and warrants owned by these persons (including our officers and directors) will be worthless if we do not consummate a business combination. The personal and financial interests of these officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these officers and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside our trust account unless the business combination is consummated and therefore they may have a conflict of interest.
Our initial stockholders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount available outside our trust account, unless the business combination is consummated. The amount of available proceeds was based on management estimates of the capital needed to fund our operations for 24 months and to consummate a business combination. Those estimates may prove to be inaccurate. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.
If our common stock becomes subject to the Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.
If at any time we have net tangible assets of less than $5,000,000 and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.
If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and it may be more difficult to sell our securities.
It is probable our initial business combination will be with a single target business, which may cause us to be solely dependent on a single business and a limited number of products or services. Additionally, we may face obstacles to completing simultaneous acquisitions.
Our initial business combination must be with a business or businesses with a collective fair market value of at least 80% of the amount in our trust account (excluding $2,755,296 of deferred compensation) at the time of such acquisition, which amount is required as a condition to the consummation of our initial business combination. We may not be able to acquire more than one target business because of various factors, including the amount of funds available to consummate a business combination, possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which could include attempting to coordinate the timing of negotiations, proxy statement disclosure and closings with multiple target businesses.

In addition, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple acquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (excluding $2,755,296 to be held for the benefit of Morgan Joseph & Co. and taxes payable) threshold. Accordingly, while it is possible we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the net proceeds of the IPO, over-allotment, and the pre-offering private placement of the founders’ warrants. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products or services.
In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.
The ability of our stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of our trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in our trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.
The initial target business that we acquire must have a fair market value equal to at least 80% of the amount in our trust account (excluding $2,755,296 of deferred compensation to be held for the benefit of Morgan Joseph & Co. and taxes payable) at the time of such acquisition. There is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a target business or businesses with a fair market value in an amount considerably greater than 80% of the amount in our trust account (excluding $2,755,296 of deferred compensation to be held for the benefit of Morgan Joseph & Co. and taxes payable) at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of a proposed business combination if our board of directors independently determines that the target business has sufficient fair market value.
Our initial business combination will be considerably larger than management’s recent investment experience at Inter-Atlantic Group.
Inter-Atlantic Group has not recently made investments in excess of $10 million. By comparison, our amended and restated certificate of incorporation requires that our initial business combination be with a business or businesses that have a fair market value at least equal to 80% of the balance in the trust account (less deferred underwriting compensation of $2,755,296). Based on the trust account balance of $68,515,928 resulting from the net offering proceeds of the IPO, over-allotment and the sale of the founders’ warrants, we would be required to effect an initial business combination with a business whose fair market value is at least 80% ($52,608,506, or $36,831,214 assuming the maximum common share redemption of 29.99%).
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.
Although we believe that the net proceeds of the IPO will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders, rather than the 20% threshold of most other blank check companies), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.
Our stockholders immediately prior to the IPO (including all of our officers and directors) collectively owned approximately 18% of our issued and outstanding shares of common stock as of March 24, 2008, and thus may influence certain actions requiring stockholder vote.
We are dependent upon interest earned on our trust account and our subordinated revolving line of credit to fund our search for a target company and consummation of a business combination.
We are dependent upon our $500,000 limited recourse revolving line of credit and up to $1,100,000 of interest earned on the proceeds held in our trust account (net of taxes payable) to provide us with the working capital we need to search for a target company and consummate a business combination. While we are entitled to a portion of the interest earned on our trust account in excess of the amount necessary to allow for a $7.96 per share liquidation price to our public stockholders for such purpose, if interest rates were to decline further, we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.
Our founders’ warrants are non-redeemable provided they are held by the initial purchasers or their permitted transferees, which could provide such purchasers the ability to realize a larger gain than our public warrant holders.
The warrants held by our public warrant holders (including the warrants subject to the underwriters’ unit purchase option) may be called for redemption at any time after the warrants become exercisable:
•	in whole and not in part;

•	at a price of $.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the last sale price of the shares equals or exceeds $11.50 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders; and

•	if there is an effective registration statement allowing for the resale of shares underlying the warrants.
As a result of the founders’ warrants not being subject to the redemption features that our publicly-held warrants are subject to, holders of the founders’ warrants, or their permitted transferees, could realize a larger gain than our public warrant holders.
Our outstanding warrants and unit purchase option may have an adverse effect on the market price of our shares and make it more difficult to effect a business combination.
In connection with the IPO and over-allotment, and in connection with the sale of 2,300,000 founders’ warrants, we issued warrants to purchase 10,910,300 shares. We also issued an option to purchase 525,000 units to Morgan Joseph & Co. which, if exercised, will result in the issuance of an additional 525,000 shares and 525,000 warrants. To the extent we issue shares to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares and reduce the value of the shares issued to complete the business combination. In addition, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make our shareholders vote against a potential transaction and exercise their redemption rights. Accordingly, our warrants and Morgan Joseph & Co.’s unit purchase option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and unit purchase option are exercised, unit holders may experience dilution to their holdings.

If our initial stockholders and purchasers of the founders’ warrants exercise their registration rights, it may have an adverse effect on the market price of our shares and the existence of these rights may make it more difficult to effect a business combination.
Our initial stockholders are entitled to require us to register the resale of their shares at any time after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before one year from the consummation of a business combination. In addition, the holders of the founders’ warrants can demand that we register those warrants and the underlying shares at anytime after the date on which their shares are released from escrow, which, except in limited circumstances, will not be before the consummation of a business combination. If our initial stockholders and the holders of the founders’ warrants exercise their registration rights with respect to all of their shares and warrants, then there will be an additional 1,875,000 shares and 2,300,000 warrants or up to 2,300,000 shares issued upon exercise of the founders’ warrants that will be eligible for trading in the public market. The presence of this additional number of securities eligible for trading in the public market may have an adverse effect on the market price of our shares. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our shares.
The American Stock Exchange may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future. In addition, in connection with a business combination, it is likely that the American Stock Exchange may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the American Stock Exchange delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a more limited amount of news and analyst coverage for our company;

•	a decreased ability to issue additional securities or obtain additional financing in the future;

•	a decreased ability of our securityholders to sell their securities in certain states; and

•	restrictions on the nature of our investments.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, as amended, or the Investment Company Act, because, prior to the consummation of a business combination, we may be viewed as engaging in the business of investing in securities (in this case United States government securities as described below) having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted which, among other problems, may make it difficult for us to complete a business combination. Such restrictions include:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.
In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
However, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. By restricting the investment of the proceeds to these instruments, we intend to avoid being deemed an investment company within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities. Our trust account and the purchase of government securities for our trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business combination, or (ii) absent a business combination, our dissolution and return of the funds held in this trust account to our public stockholders as part of our plan of dissolution and liquidation. Notwithstanding our belief that we are not required to comply with the requirements of such act, in the event that the stockholders do not approve a plan of dissolution and liquidation and the funds remain in our trust account for an indeterminable amount of time, we may be considered to be an investment company and thus required to comply with such act. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Since we have not currently selected a prospective target business with which to complete a business combination, investors in our securities are unable to currently ascertain the merits or risks of the target business’ operation.
Since we have not yet selected a prospective target, investors in our securities have no current basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, an entity in its development stage and/or an entity subject to unknown or unmanageable liabilities, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.
Since we are not an operating company, upon consummation of a business combination, we will not benefit from the synergies typically associated with many business combinations, and as a result, potential target companies may favor other potential purchasers over us.
A benefit of many business combinations is economies of scale in which the acquiring company can reduce costs by eliminating redundant operations and utilizing the resources of both entities to run the combined company more efficiently. Because we are not an operating company, upon consummation of a business combination, we will not benefit from these and other synergies often associated with business combinations and, as a result, potential target companies may favor other potential purchasers over us.
Risks Related To Select Financial Services Organizations
As mentioned elsewhere herein, we were formed for the purpose of acquiring a company in the financial services industry or businesses deriving a majority of their revenues from providing services to financial services companies, including for example, payment processing companies and technology providers.
We may be subject to significant regulatory requirements in connection with our efforts to acquire a financial services organizations.
Acquisitions of financial services organizations are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services organizations without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we may have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents. We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control.

Financial services organizations often face substantial on-going regulation and, after acquiring a financial services organization, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.
In addition to the regulatory requirements for banking organizations, many financial services organizations are subject to extensive regulation. Many regulators, including United States government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders.
Governmental and self-regulatory organizations impose and enforce regulations on financial services companies. United States self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisors.
This regulatory environment is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.
After the consummation of a business combination, we may face strong competition from financial services firms, many of whom may have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.
After consummation of a business combination in the financial services industry, we may compete with other firms — both domestic and foreign — in a number of areas, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as the result of consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.
Financial services businesses are dependent on communications and information systems, including those of vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect operating results. After the consummation of a business combination, we will need to continue to make investments in new and enhanced information systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business and the price of our common stock and warrants. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Additionally, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.
The financial services industry has inherent risks, which may affect our net income and revenues.
The financial services business is, by its nature, subject to numerous and substantial risks. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, many of which have been unfavorable recently, including:
•	general economic conditions;

•	market conditions;

•	the level and volatility of interest rates and equity prices;

•	competitive conditions;

•	liquidity of global markets;

•	international and regional political conditions;

•	regulatory and legislative developments;

•	monetary and fiscal policy;

•	investor sentiment;

•	availability and cost of capital;

•	technological changes and events;

•	outcome of legal proceedings;

•	changes in currency values;

•	natural disasters;

•	inflation;

•	credit ratings; and

•	size, volume and timing of transactions.
These and other factors could affect the stability and liquidity of the markets in which financial services businesses operate.

Many financial services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.
Many types of financial services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.
Many financial services firms are subject to interest rate risk and variations in interest rates may negatively affect our financial performance.
Changes in the interest rate environment may reduce our profits. Banks and other financial services firms realize income from the differential, or “spread,” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans. We cannot assure you that we can minimize our interest rate risk. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
We maintain executive offices at 400 Madison Avenue, New York, New York, 10017. The costs for this space are included in the $7,500 per-month fee Inter-Atlantic Management Services, LLC charges us for general and administrative services, including but not limited to receptionist, secretarial and general office services, pursuant to a letter agreement between us and Inter-Atlantic Group, an affiliate of certain of the officers and directors. This agreement shall continue until the earliest to occur of: (i) consummation of a business combination, (ii) October 9, 2009 and (iii) the date on which we determine to dissolve and liquidate our trust account as part of our plan of dissolution and liquidation. We believe, based on rents and fees for similar services in New York, New York, that the fee charged by Inter-Atlantic Group is at least as favorable as we could have obtained from an unaffiliated person.
We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the three months ended December 31, 2007.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “IAN.U.” On October 23, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “IAN.WS” and “IAN,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $4.50 commencing on the later of our consummation of a business combination or October 2, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 2, 2011, unless earlier redeemed.
The following table sets forth, for the fourth quarter of the year ended December 31, 2007, the high and low closing sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to October 3, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2007 (from October 3, 2007)	$8.25	$8.01	$7.34	$7.25	$0.95	$0.84
First Quarter of year ending December 31, 2008 (to March 18, 2008)	$8.10	$7.84	$7.48	$7.26	$0.87	$0.30
Holders of Common Equity
As of March 25, 2008, there was one holder of record of our units, nine holders of record of our warrants and 16 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
We have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities
(a) During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares(1)

Andrew S. Lerner(2)	450,000
Stephen B. Galasso(3)	281,250
D. James Daras	225,000
Brett G. Baris	225,000
Robert M. Lichten	225,000
Frederick S. Hammer	225,000
Carter Rise	119,531
Matthew D. Vertin	119,531
Inter-Atlantic Management Services LLC(4)	4,688

Total	1,875,000

(1)	Does not reflect certain resales of our common shares which occurred in July 2007 and September 2007.

(2)	Includes 90,000 shares beneficially owned by Mr. Lerner’s children and other family members.

(3)	The beneficial owner is the Stephen and Linda Galasso Family Trust.

(4)	These shares were subsequently sold by Inter-Atlantic Management Services LLC to Samuel J. Weinhoff, our director, at cost.
Such shares were issued on January 31, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The shares issued to the individuals and entities above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.013 per share. No underwriting discounts or commissions were paid with respect to such sales.
Prior to the closing of the IPO, our officers and directors, collectively purchased a combined total of 2,100,000 warrants and one of our stockholders purchased 200,000 warrants, each at a price of $1.00 per warrant for a total of $2,300,000. The warrants were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
Contemporaneous with the closing of the IPO, we also issued an option to purchase 525,000 units to Morgan Joseph & Co in exchange for $100, which, if exercised, will result in the issuance of an additional 525,000 shares and 525,000 warrants. The option was sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.
Securities Authorized for Issuance Under Equity Compensation Plans
We have no compensation plans under which equity securities are authorized for issuance.
Use of Proceeds from our Initial Public Offering
On October 9, 2007, we completed our IPO of 7,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $4.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of 8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders. Morgan Joseph & Co, Inc., acted as representatives of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (333-140690) that was declared effective on October 2, 2007.

ITEM 6. Selected Financial Data
The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

As of
Balance Sheet Data:	December 31, 2007
Working capital (deficiency)	$(323,348)
Total assets	68,948,688
Total liabilities	22,953,199
Value of common stock which may be redeemed for cash ($7.96 per share)	20,547,927
Stockholders’ equity	45,995,489

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Inter-Atlantic Financial, Inc. is a blank check company formed on January 12, 2007, for the purpose of acquiring, through a merger, a capital stock exchange, asset acquisition, stock purchase or other similar business combination of an unidentified domestic and/or foreign operating business in the financial services industry or businesses deriving a majority of their revenues from providing services to financial services companies, including for example, payment processing companies and technology providers.
On October 9, 2007, we completed our initial public offering (“IPO”) of 7,500,000 Units. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $4.50. The public offering price of each Unit was $8.00, and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of $8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders.

Our trust account is invested in a money market fund that invests in short-term US Treasury securities. The recent decline in short-term interest rates has decreased the interest income generated by the funds held in trust. As a result, our expectation of future interest income is significantly lower than anticipated. As of February 29, 2008, the funds held in trust earned interest at an annual interest rate of 2.38%, based on a 7-day average yield.
We intend to utilize cash (derived from the proceeds of the IPO, overallotment, and pre-offering private placement of the founders’ warrants), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
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
We may use substantially all of the funds held in the trust account, less the payment due the underwriter for the deferred underwriting discount, to acquire a target business. However, as long as we consummate a business combination with one or more target acquisitions with a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account representing the underwriters’ deferred discount), we may use the assets in the trust account for any purpose we may choose. To the extent that our capital stock or debt is used in whole or in part as consideration to consummate a business combination, the remaining proceeds from the trust account will be used as working capital, including director and officer compensation, change-in-control payments or payments to affiliates, or to finance the operations of the target business, make other acquisitions and pursue our growth strategies.

We will seek stockholder approval before we effect any business combination, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the IPO in accordance with the majority of the shares of common stock voted by the public stockholders. Any shares acquired in the aftermarket by initial stockholders will be voted in favor of the business combination. We will proceed with a business combination only if a majority of the shares of common stock cast at the meeting are voted in favor of the business combination and public stockholders owning 29.99% or less of the shares sold in the IPO exercise their redemption rights described below. This redemption threshold is different from the traditional blank check company structure and makes it more likely that the business combination may be approved, even if a significant number of shareholders do not approve the transaction. Voting against the business combination alone will not result in redemption of a stockholder’s shares into a pro rata share of our trust account. Such stockholder must have also exercised its redemption rights described below. Even if 29.99% or less of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of any of the underwriters and taxes payable) at the time of such acquisition which amount is required for our initial business combination. In such event, we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up. The Company has agreed not to lower the redemption threshold below 29.99% in connection with the negotiation of a business combination.
As indicated in the accompanying financial statements, at December 31, 2007, we had $6,967 in cash plus $209,443 of interest income available from our trust property. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.
For the period from January 12, 2007 (inception) through December 31, 2007, we had net income of approximately $267,000, attributable to interest income of approximately $601,000 offset by operating costs and income taxes of approximately $157,000 and $178,000, respectively. We have neither engaged in any operations nor generated any operating revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for an consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Liquidity and Capital Resources
We will use substantially all of the net proceeds of the IPO, the overallotment, the pre-offering private placement of the founders’ warrants, as well as interest on the funds in our trust account released to us including those funds held in trust, to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in our trust account (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their redemption rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in our trust account as well as any other net proceeds not expended will be released to us and will be used to finance the operations of the target business.
At December 31, 2007, we had cash outside of the trust account of $6,967, cash held in the trust account of approximately $68.7 million, a $70,000 deferred tax asset, accrued expenses and offering costs of approximately $229,000, income taxes payable of approximately $248,000 and total liabilities of approximately $23.0 million (which includes approximately $20.5 million of common stock which is subject to possible redemption and approximately $1.9 million of deferred underwriters’ fees). We believe that we have funds sufficient to allow us to operate at least until October 2, 2009, including (i) the unused portion of $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit which will be repayable prior to the consummation of the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $300,000 of expenses for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination, $400,000 of expenses for due diligence, identification and research of prospective target business combination and related expenses, $180,000 for administrative services and support payable to an affiliated third party ($7,500 per month for up to 24 months), $80,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $540,000 for general working capital that will be used for miscellaneous expenses, reserves and unpaid offering expenses. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) is being released to us to fund our working capital requirements and is available to fund the costs associated with such plan of dissolution and liquidation (which we currently estimate to be between $50,000 and $75,000) if we do not consummate a business combination. The rate of interest earned on our trust account has decreased recently and will fluctuate through the duration of our trust account, therefore the interest that will accrue on our trust account during the time it will take to identify a target and complete an acquisition may not be sufficient to fund our working capital requirements.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds were required to consummate a business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $68.5 million of the net offering proceeds (which includes $2.7 million of the proceeds attributable to the underwriters’ discount plus the $2.3 million of proceeds from the private placement of warrants) has been placed into a trust account maintained by American Stock Transfer, acting as trustee. The proceeds held in trust will only be invested in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition, short-term tax exempt municipal bonds issued by governmental entities located within the United States or in money market funds otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities, which have declined since our IPO. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Inter-Atlantic Financial, Inc.
We have audited the accompanying balance sheet of Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the period from January 12, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter-Atlantic Financial, Inc. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period from January 12, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Roseland, New Jersey
March 25, 2008

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
BALANCE SHEET
December 31, 2007

ASSETS
Current Assets
Cash	$6,967
Prepaid insurance	146,250

Total current assets	153,217

Other Assets
Cash held in Trust Account	68,725,471
Deferred tax assets	70,000

Total other assets	68,795,471

Total assets	$68,948,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$35,250
Accrued offering costs	146,755
Income taxes payable	248,000
Delaware franchise tax payable	46,560

Total current liabilities	476,565

Long-term Liabilities
Deferred underwriters’ fee	1,928,707
Common stock, subject to possible redemption, 2,582,229 shares at conversion value	20,547,927

Total liabilities	22,953,199

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized; 10,485,300 issued and outstanding	1,049
Additional paid-in capital	45,727,725
Earnings accumulated during the development stage	266,715

Total stockholders’ equity	45,995,489

Total liabilities and stockholders’ equity	$68,948,688

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENT OF OPERATIONS
For the period from January 12, 2007 (inception) to December 31, 2007

Revenue	$—
Formation and operating costs	156,678

Loss from operation	(156,678)

Interest income	601,393

Net income before provision for income taxes	444,715

Provision for income taxes	178,000

Net income	266,715

Maximum number of shares subject to possible conversion:
Approximate weighted average number of shares	606,000

Income per share amount, basic and diluted	$—

Approximate weighted average number of common shares outstanding (not subject to possible conversion):
Basic	3,290,000

Diluted	4,168,000

Net income per common share not subject to possible conversion:
Basic	$0.08

Diluted	$0.06

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from January 12, 2007 (inception) to December 31, 2007

				Income
				Accumulated
	Common		Additional	During the	Total
	Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balances at January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	1,875,000	188	24,812	—	25,000
Issuance of warrants in private placement			2,300,000	—	2,300,000
Sale of 8,610,300 units (including the 1,110,300 units pursuant to the over-allotment option) at a price of $8.00 per unit, net of underwriters’ discount and offering expenses (including 2,582,229 shares subject to possible conversion)	8,610,300	861	63,950,740	—	63,951,601
Reclassification of common stock subject to possible conversion, 2,582,229 shares	—	—	(20,547,927)	—	(20,547,927)
Issuance of underwriters’ purchase option			100		100
Net income	—	—	—	266,715	266,715

Balances at December 31, 2007	10,485,300	$1,049	$45,727,725	$266,715	$45,995,489

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS
For the period from January 12, 2007 (inception) to December 31, 2007

Cash flows from operating activities:
Net income	$266,715
Adjustment to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(70,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid insurance	(146,250)
Accrued expenses	35,250
Delaware franchise tax payable	46,560
Income taxes payable	248,000

Net cash provided by operating activities	380,275

Cash flows from investing activities:
Cash held in trust account	(68,725,471)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders	25,000
Proceeds from notes payable, affiliate	250,000
Gross proceeds of public offering	68,882,400
Proceeds from issuance of warrants in private placement	2,300,000
Proceeds from issuance of underwriters’ purchase option	100
Repayment of notes payable, affiliate	(250,000)
Payments of offering costs	(2,855,337)

Net cash provided by financing activities	68,352,163

Net increase in cash	6,967
Cash, beginning of period	—

Cash, end of period	$6,967

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$1,928,707

Accrued offering costs	$146,755

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Notes to Financial Statements
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) was incorporated under the laws of the State of Delaware on January 12, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date, with the exception of interest income, including interest income earned on cash held in a trust account (described below). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity for the period from January 12, 2007 (inception) through December 31, 2007 relates to the Company’s formation, capital rasing activities, and consummating a business combination.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 2, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters for the Offering (the “Underwriters”) exercised a portion of their over-allotment option on October 16, 2007 (Note B). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the over-allotment option exercise, although substantially all of the net proceeds of the Offering and the over-allotment option exercise are intended to be applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the consummation of the Offering and over-allotment exercise, approximately 99.5% of the gross proceeds, after payment of certain amounts to the Underwriters and including $2,300,000 of proceeds from the sale of 2,300,000 warrants to the Company’s founders at a price of $1.00 per warrant in a pre-offering private placement immediately prior to the Offering, was placed in a trust account (“Trust Account”) and invested in, directly or through money market funds, either short-term securities issued or guaranteed by the United States government having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or short-term tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the condition under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds have been and will be held in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s dissolution and liquidation of the Trust Account as described below. Up to $1,100,000 of interest income earned from the Trust Account, net of taxes payable, will be available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) (excluding, for this purpose, those shares of shares of Common Stock issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated.

Stockholders other than the Founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their shares of Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering and over-allotment exercise (29.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible conversion in the accompanying December 31, 2007 balance sheet.
In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Offering, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings.
NOTE B—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
On October 9, 2007, we completed our initial public offering (the “IPO”) of 7,500,000 Units. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our Common Stock at a price of $4.50. The public offering price of each Unit was $8.00 and we generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, we consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of $8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) we deposited $66,215,928 into a trust account maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained approximately $600,000 for offering expenses and working capital. In addition, we deposited into the trust account $2,300,000 that we received from the issuance and sale of an aggregate of 2,100,000 warrants to our executive officers and directors and 200,000 warrants to one of our stockholders.
Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $4.50 commencing on the later of (a) October 2, 2008 or (b) the completion of a Business Combination with a target business, and will expire October 2, 2011. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no cash settlement of the warrants.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation:
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities Exchange Commission (the “SEC”).
Development Stage Company:
The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Earnings Per Share:
Income per common share is based on the weighted average number of common shares outstanding. The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock by the Company.
The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($0 for the period January 12, 2007 (inception) through December 31, 2007) by the weighted average number of common shares subject to possible conversion. Basic and diluted net loss per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net loss exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. For the period from January 12, 2007 (inception) to December 31, 2007, the Company had dilutive securities in the form of 11,435,300 warrants, including 525,000 warrants as part of the underwriters purchase option, which resulted in 878,000 incremental common shares, using the treasury stock method, based on the assumed conversion of the warrants. The incremental shares are added to the weighted average number of common shares outstanding (not subject to possible conversion), used in the calculation of diluted income per share.
Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair value of financial instruments:
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the accompanying balance sheet.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 effective January 12, 2007 (inception) and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition cost associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 160 on our results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Redeemable Common Stock:
The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering and over-allotment exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by October 9, 2009, the Company will liquidate. Accordingly, 2,582,229 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.99 immediately following the Offering. The redemption price was reduced to $7.96 after the consummation of the over-allotment option.
Holders of common stock issued in the Offering have the opportunity and right to redeem their shares at the conversion price at anytime the Company seeks stockholder approval of any Business Combination. The conversion price is determined by the amounts held in the Trust Account (i.e., the amounts initially placed in the Trust Account from the Offering, the over-allotment and sale of founders’ warrants plus accrued interest, net of taxes) divided by the number of Units issued in the Offering and over-allotment. This redemption feature lapses upon the approval of the Business Combination.
NOTE D—TRUST ACCOUNT
Under the Trust Account agreement, up to $1.1 million of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities. As of December 31, 2007, the balance in the Trust Account was approximately $68.7 million, which included approximately $0.6 million of interest earned, net of approximately $0.4 million disbursed in 2007 for operating activities and offering costs.
NOTE E—RELATED PARTY TRANSACTIONS
Nine stockholders, including the Company’s officers and directors, have purchased an aggregate of 1,875,000 of the Company’s founding shares for an aggregate price of $25,000 in a private placement prior to the offering. The shares are identical to those sold as part of the Units sold in the Offering and over-allotment, except that each of the founders have agreed to vote its founders’ common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving our initial business combination. As a result, they will not be able to exercise conversion rights with respect to the founders’ common stock. The founders’ common stock acquired prior to the IPO will not participate with the common stock included in the units sold in the IPO in any liquidating distribution. Subsequent to the pre-offering private placement, a portion of the founding shares were resold to another director of the Company and a third party.

The Company issued a $250,000 unsecured promissory note to Inter-Atlantic Management Services LLC (“IAMS LLC”), an affiliate of certain of the Company’s officers and directors. This advance was non-interest bearing, unsecured and was paid in full subsequent to the IPO in October 2007.
The Company presently occupies office space provided by IAMS, LLC. IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Commencing in October 2007, the Company agreed to pay IAMS, LLC $7,500 per month for such services. For the period January 12, 2007 (inception) through December 31, 2007, the Company incurred $22,500 related to this arrangement, of which $7,500 is included in accrued expenses in the accompanying December 31, 2007 balance sheet.
Each of the Company’s officers and directors, and one of the Company’s stockholders collectively purchased directly from the Company, in a pre-offering private placement, an aggregate of 2,300,000 warrants immediately prior to the IPO at a price of $1.00 per warrant (an aggregate purchase price of $2,300,000) from the Company and not as part of the IPO. They have also agreed that these warrants purchased by them will not be sold or transferred until completion of a business combination. The founders’ warrants will become exercisable after a business combination and will be non-redeemable so long as they are held by our founders or their permitted transferees. The sale of the warrants to management did not result in the recognition of any stock-based compensation expense because the warrants were sold at or above fair market value.
Concurrent with the closing of the IPO, the Company entered into a limited recourse line of credit agreement with IAMS, LLC and its affiliates. The line of credit agreement allows for borrowings of up to $500,000, bears interest at the federal funds target interest rate (4.25% per annum at December 31, 2007), and matures at the earlier of the consummation of a Business Combination, October 2, 2009, or an event of default, as defined in the agreement. No amount was outstanding under this line of credit agreement as of December 31, 2007.
NOTE F—INCOME TAXES
The provision for income taxes consists of the following for period January 12, 2007 (inception) through December 31, 2007:

Current:
Federal	$152,000
State and City	96,000

248,000

Deferred:
Federal	(45,000)
State and City	(25,000)

(70,000)

$178,000

The following reconciles the Federal statutory tax rate to the effective income tax rate for the period January 12, 2007 (inception) through December 31, 2007:

Federal statutory rate	34%
State and city taxes, net of Federal benefit	6

40%

At December 31, 2007, the Company’s deferred tax asset of $70,000 consists of the tax effect of non-tax deductible formation and operating costs during the reporting period.
NOTE G—UNDERWRITERS’ COMPENSATION
The Company paid an underwriters fee of 3% of the gross proceeds of the Offering (or $2,066,472) at the closing of the Offering. Upon the consummation of a Business Combination, the Company will pay an additional underwriters’ fee of 4% of the gross proceeds of the Offering (or $2,755,296). Public Stockholders that vote against the Business Combination and elect to redeem their shares to cash will be entitled to receive their pro rata portions of the $2,755,296 held in the Trust Account. Accordingly, the deferred underwriters’ fee reflected in the accompanying December 31, 2007 balance sheet excludes $826,589 of deferred underwriters’ fee that is subject to forfeiture in the event of a 30% redemption.
The Company sold to the underwriters, for $100, as additional compensation, an option to purchase up to a total of 525,000 Units. The units issuable upon exercise of this option are identical to those offered in the Offering. The option is exercisable on a cashless basis at $10.00 per unit commencing on the later of the consummation of a business combination or October 2, 2008, and expiring October 2, 2012. The option and the 525,000 Units, the 525,000 shares of common stock and the 525,000 warrants underlying such Units, and the 525,000 shares of common stock underlying such warrants, have been deemed compensation by the FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of the FINRA Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following October 2, 2007, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. Although the purchase option and its underlying securities have been registered under the registration statement declared effective on October 2, 2007 the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from October 2, 2007 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and the number of Units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
The sale of the option to purchase was not accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.
The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1.35 million, using an expected life of five years, volatility of 36.2% and a risk-free interest rate of 4.4%.

The volatility calculation of 36.2% was based on the average of the volatilities using daily historical prices over the past five years of each of the 15 smallest financial services companies drawn from the Standard & Poor’s Small Cap 600 Exchange Composite Index (“Index”). Because the Company did not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which depended on a number of factors that couldn’t be ascertained at the time. The Company referred to the Index because management believes that the average volatility of the 15 smallest financial services companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates the Trust Account as part of any plan of dissolution and distribution approved by the Company’s stockholders, the option would become worthless. In no event shall the holder of the unit purchase option or the warrants included in such option be entitled to a net cash settlement of the option or the warrants, and in the event there is no effective registration statement, the unit purchase option and the warrants may expire unexercised and unredeemed.
NOTE H—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock has been issued as of December 31, 2007.
NOTE I—SUBSEQUENT EVENT
From December 31, 2007 through March 14, 2008, the Company withdrew approximately $0.5 million from the Trust Account for the payment of income taxes and operating activities.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.
This annual report on Form 10-K does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.
(b) Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. Other Information
Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officer
Our current directors and executive officers are listed below.

Name	Age	Position

Andrew S. Lerner	42	Chief Executive Officer and Director
Stephen B. Galasso	59	Senior Strategic Officer and Director
D. James Daras	54	Executive Vice President, Chief Financial Officer and Director
Brett G. Baris	33	Executive Vice President
Robert M. Lichten	67	Director
Frederick S. Hammer	71	Director
Samuel J. Weinhoff	57	Director
Mr. Andrew S. Lerner has been our Chief Executive Officer and a Director since inception. Mr. Lerner is Managing Partner of Inter-Atlantic Group, where he has been employed since 1995. Mr. Lerner is responsible for the day-to-day activities of Inter-Atlantic Group, and is a member of Inter-Atlantic Group’s investment committee. In 2000, he launched Inter-Atlantic Group’s private equity business which is now the core activity of the organization. Mr. Lerner was also President and Managing Director of Guggenheim Securities, LLC, Inter-Atlantic Group’s former broker-dealer operation, until 2003. He was responsible for its day-to-day affairs including all supervisory, financial, regulatory, compliance and broker-dealer activities. Mr. Lerner is a Director of Higher One Inc. and Loan Servicing Solutions Holdings LLC and a Board Observer at Planet Payment, Inc. Higher One Inc., Loan Servicing Solutions Holdings LLC and Planet Payment, Inc. are portfolio companies of Inter-Atlantic Group. He is a former Director of several of Inter-Atlantic Group’s current and past portfolio companies. Mr. Lerner has over 18 years of experience in the financial services industry. Prior to joining Inter-Atlantic Group, he served as an investment banker in the Financial Institutions Group of Smith Barney Inc. for four years and in its Mortgage and Asset Finance Group for two years. At Smith Barney, he concentrated on raising capital and providing merger and acquisition advisory services to financial institutions. Assignments included advising the parent corporation, now known as Citigroup Inc., on multiple financial services acquisitions. Also, since 1995, Inter-Atlantic Group has been a senior strategic advisor to a prominent insurance company and during the past 13 years Mr. Lerner has periodically led merger and acquisition advisory and other strategic assignments related thereto, including the divestiture of its credit card business. Mr. Lerner holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania.
Mr. Stephen B. Galasso has been the Senior Strategic Officer and a Director since inception. Mr. Galasso is an independent consultant in the payments industry. Mr. Galasso has been a strategic advisor and independent board director to both Account Now, Inc. since 2007 and Advanced Payment Solutions since 2005. Advanced Payment Solutions is an early stage company that launched the UK’s first prepaid bank card. Prior to joining Advanced Payment Solutions, Mr. Galasso was the Chairman and Chief Executive Officer of NetSpend Corporation, an Inter-Atlantic Group portfolio company that provides prepaid payment solutions, from November 2001 to April 2004. The company won the Portfolio Company of the Year Award in 2003 from the National Association of Small Business Investment Companies (NASBIC).

In addition, Mr. Galasso helped pioneer the United States Office of the Comptroller of Currency and association (MasterCard) prepaid debit card rules and regulations. Mr. Galasso was also formerly the President and Chief Executive Officer of Universal Value Network, a payment card content and data management company, which he was instrumental in selling. Prior to this venture, Mr. Galasso was President and Chief Executive Officer of Bank of America National Association, Bank of America’s credit card company. He also served as a member of Bank of America’s Senior Management Council and as Executive Vice President of Marketing and Product Management at Bank of America Credit Cards. Prior to Bank of America, Mr. Galasso was Vice President of Marketing, Director of Communications, Strategic Planning and New Products for Citibank, VISA and MasterCard Products. Mr. Galasso holds a B.S. in Marketing from Fordham University and an M.B.A. from Fordham University Graduate School of Business.
Mr. D. James Daras has been our Executive Vice President, Chief Financial Officer and a Director since inception. Mr. Daras was formerly a Partner of Inter-Atlantic Group and is currently the Chief Executive Officer and Director of Loan Servicing Solutions Holdings, LLC, a portfolio company of Inter-Atlantic Group. From 2002-2005, Mr. Daras was Chief Executive Officer of JW Group, LLC, which provided advisory services to hedge funds investing in financial institutions and mortgage real estate investment trusts. During that time he was also an advisor to Franklin Madison Group, a boutique consulting firm specializing in performance enhancement for financial institutions in the areas of financial management, capital markets activities, risk management, information technology and operations. Mr. Daras has experience in bank restructuring, recapitalizing and merger and acquisitions having played a major role in those areas at Dime Bancorp. From 1991 through 2002, at Dime Bancorp, Mr. Daras managed loan and securities portfolios, and also oversaw the bank’s cash management, money transfer, derivatives, funding and risk management operations. Mr. Daras’ previous positions include Executive Vice President, Treasurer and Asset-Liability Committee Chairman of Dime Bancorp, Chief Financial Officer of Cenlar Capital Corp., a mortgage banking company and Vice President of The Chase Manhattan Bank. Mr. Daras is a former Director of Inter-Atlantic Group portfolio company Red Vision Systems, Inc. Mr. Daras has authored or co-authored several papers on fixed income risk management techniques and asset-liability management at banks. He holds a B.B.A. from George Washington University and an M.B.A. from St. Johns University.
Mr. Brett G. Baris has been an Executive Vice President of our company since inception. Mr. Baris is a Partner of Inter-Atlantic Group, where he has been employed since 1998. Mr. Baris is responsible for sourcing, analyzing, negotiating, structuring and monitoring private equity investments, and is a member of Inter-Atlantic Group’s investment committee. Mr. Baris was a Vice President of Guggenheim Securities, LLC, Inter-Atlantic Group’s former FINRA broker-dealer operation, until 2003, and held series 7, series 24 and series 63 licenses. Prior to joining Inter-Atlantic Group, Mr. Baris spent two years as an analyst in the Financial Institutions Group of Salomon Smith Barney Inc. At Salomon Smith Barney, Mr. Baris worked predominantly on collateralized debt offerings and securitizations in the student loan finance area. Mr. Baris is a Director of Avalon Healthcare Holdings, Inc., Homeowners of America Holding Corporation, US Fiduciary Inc. and Loan Servicing Solutions Holdings LLC, Inter-Atlantic Group portfolio companies. Mr. Baris holds a B.A. in Economics, magna cum laude, from Tufts University and an M.B.A. from Columbia Business School. He is a member of the Phi Beta Kappa National Honor Society and the Beta Gamma Sigma International Honor Society.

Mr. Robert M. Lichten has been a Director since inception. Mr. Lichten has been Co-Chairman of Inter-Atlantic Group since 1994 and is a member of Inter-Atlantic Group’s investment committee. He also served as Co-Chairman of Guggenheim Securities LLC, Inter-Atlantic Group’s former broker-dealer operation, until 2003. Previously, Mr. Lichten was Managing Director at both Smith Barney Inc. and Lehman Brothers Inc., where he concentrated on capital raising and providing merger and acquisition advisory services to financial institutions. Mr. Lichten was also formerly Executive Vice President of The Chase Manhattan Bank. During his 22 years at Chase he was a senior corporate banker and was in charge of worldwide capital planning. Mr. Lichten also served as Chief of Staff of the Asset-Liability Management Committee and President of The Chase Investment Bank. As President, he was responsible for all swap and derivative products, corporate finance, private placements, leasing, loan syndications and merger and acquisition activities. Mr. Lichten is a Director of Inter-Atlantic Group’s portfolio companies SeaPass Solutions, Inc. and GovernanceMetrics International, Inc. a corporate governance rating agency and Loan Servicing Solutions Holdings LLC. In addition, he currently serves as a Director on the Board of Security Capital Assurance Ltd. and its subsidiaries XL Capital Assurance and XL Financial Assurance. He is a former trustee of Manhattan College, a former Director of Annuity & Life Re (Holdings), Ltd. and a former Director and President of the Puerto Rico USA Foundation, a cooperative effort between the Commonwealth of Puerto Rico and numerous multi-national corporations. Mr. Lichten holds a B.S. in Chemical Engineering from Manhattan College and an M.B.A. from New York University. He served as a Lieutenant in the United States Air Force and received the Air Force Commendation Medal for his work in solid rocket propulsion systems.
Mr. Frederick S. Hammer has been a Director since inception. Mr. Hammer has been Co-Chairman of Inter-Atlantic Group since 1994 and is a member of Inter-Atlantic Group’s investment committee. He also served as Co-Chairman of Guggenheim Securities LLC, Inter-Atlantic Group’s former broker-dealer operation, until 2003. Mr. Hammer formerly served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation. Previously, Mr. Hammer served as President of SEI Asset Management Group where he originated the multi-manager investment operations at the company. Mr. Hammer also served as Chairman and Chief Executive Officer of Meritor Financial Group; Executive Vice President of The Chase Manhattan Bank, where he was responsible for the bank’s global consumer activities including the retail branch network, credit card, consumer lending and deposit businesses; Executive Vice President of Associates Corp. of North America; and Vice President of Bankers Trust Co. Mr. Hammer is a Director of Inter-Atlantic Group’s portfolio companies E-Duction, Inc., Avalon Healthcare Holdings, Inc, Homeowners of America Holding Corporation and US Fiduciary Inc. In addition, he currently serves as a Director on the Board of ING Clarion Realty Funds, and is a former Director of several public and private companies, including VISA USA and VISA International. Mr. Hammer holds an A.B. degree in Mathematics, magna cum laude, from Colgate University and received his M.S. and Ph.D. degrees in Economics from Carnegie-Mellon University. He has taught Finance and Banking at The Wharton School, The University of Indiana, and New York University’s Graduate School of Business Administration.
Mr. Samuel J. Weinhoff has been a Director since July 2007. Mr. Weinhoff has served as a consultant to the insurance industry since 2000. Prior to this, Mr. Weinhoff was head of the Financial Institutions Group for Schroder & Co. from 1997 until 2000. He was also a Managing Director at Lehman Brothers, where he worked from 1985 to 1997. Mr. Weinhoff had ten years prior experience at Home Insurance Company and the Reliance Insurance Company in a variety of positions, including excess casualty reinsurance treaty underwriter, investment department analyst, and head of corporate planning and reporting. Mr. Weinhoff is currently a member of the board of directors of Infinity Property and Casualty Corporation, where he is a member of both the Executive Committee and the Audit Committee, and a member of the board of directors of Allied World Assurance Company Holdings, Ltd., where he is a member of the Executive Committee, the Audit Committee and the Investment Committee.
Classified Board
Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Daras and Hammer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Weinhoff and Galasso, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Lerner and Lichten, will expire at the third annual meeting. It is our policy that all of our board members attend our annual meetings.

Director Independence
Our board of directors has determined that Messrs. Hammer, Lichten and Weinhoff are “independent directors” within the meaning of Rule 121(A) of the American Stock Exchange Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended. We intend to have a majority of our board of directors be comprised of independent directors on or prior to October 9, 2009.
Board Committees; Board and Committee Meetings
Our board of directors has an audit committee and a nominating committee. During the year ended December 31, 2007, our board of directors had two meetings, our audit committee had one meeting and our nominating committee had one meeting. All directors attended more than 90% of the meetings of the board, the audit committee and the nominating committee on which they are members, and none of them attended fewer than 75% of such meetings.
Audit Committee
Our audit committee consists of Messrs. Hammer, Lichten and Weinhoff. Mr. Lichten serves as the Chairman of our audit committee. The independent directors we appoint to our audit committee are each “independent”, as defined by the rules of the SEC and the American Stock Exchange. Our board of directors has determined that Messrs. Lichten, Weinhoff and Hammer each qualify as an “audit committee financial expert,” as such term is defined by SEC rules.
The audit committee reviews the professional services and independence of our independent registered public accounting firm and our accounts, procedures and internal controls. The audit committee also recommends the firm selected to be our independent registered public accounting firm, reviews and approves the scope of the annual audit, reviews and evaluates with the independent public accounting firm our annual audit and annual consolidated financial statements, reviews with management the status of internal accounting controls, evaluates problem areas having a potential financial impact on us that may be brought to the committee’s attention by management, the independent registered public accounting firm or the board of directors, and evaluates all of our public financial reporting documents.
Our audit committee has a written charter. A copy of the charter was filed with the SEC as Exhibit 99.1 to our Registration Statement on Form S-1 (file no. 333-140690).
Audit Committee Report
The audit committee reviews the company’s financial reporting process on behalf of the board. Management is responsible for our internal controls, the financial reporting process and the preparation of our financial statements. Our independent registered public accounting firm is responsible for performing an independent audit of the company’s financial statements in accordance with auditing standards generally accepted in the U.S. and issuing a report on the financial statements.

In this context, the audit committee has met and held discussions with management and Rothstein, Kass & Company, P.C., the company’s independent registered public accounting firm, on at least a quarterly basis. Management represented to the audit committee that the company’s financial statements were prepared in accordance with accounting principles generally accepted in the U.S., and the audit committee has reviewed and discussed the financial statements with management and the independent registered public accounting firm. The audit committee meets with management and the independent registered public accounting firm together and individually, as required, at each meeting. The audit committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as modified or supplemented.
During 2007, the audit committee reviewed management’s documentation for maintaining adequate internal controls over financial reporting to meet continuing compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
In addition, the audit committee has discussed with the independent registered public accounting firm the accountants’ independence from the company and its management, and has received the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).
In reliance on the reviews and discussions referred to above, the audit committee recommended to the board of directors, and the board of directors approved, that the 2007 audited financial statements be included in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.
THE AUDIT COMMITTEE
Robert M. Lichten (Chairman)
Frederick S. Hammer
Samuel J. Weinhoff
Nominating Committee
Our nominating committee consists of Messrs. Hammer, Lichten and Weinhoff, each of whom our board of directors has determined is an independent director as defined by the rules of the American Stock Exchange and the SEC. Mr. Hammer serves as the Chairman of our Nominating Committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Our nominating committee has a written charter. A copy of the charter was filed with the SEC as Exhibit 99.2 to our Registration Statement on Form S-1 (file no. 333-140690).
We do not have a compensation or similar committee. The independent members of our Board of Directors perform the functions of a compensation committee including:
•	reviewing and approving our overall compensation strategy and policies;

•	reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management;

•	determining the compensation and other terms of employment of our Chief Executive Officer; and

•	reviewing and approving the compensation and other terms of employment of the other executive officers and senior management.
Code of Conduct and Ethics
We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the American Stock Exchange. Requests for a copy of the code of conduct and ethics should be sent in writing to Inter-Atlantic Financial, Inc., 400 Madison Avenue, New York, New York 10017.
Stockholder Communications with the Board of Directors
Our board of directors will give appropriate attention to written communications on issues that are submitted by stockholder and other interested parties, and will respond if and as appropriate. The chairman of our audit committee will be primarily responsible for monitoring communications from shareholders and other interested parties and will provide copies or summaries of such communications to the other directors as he considers appropriate.
Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that the chairman of the audit committee considers to be important for the directors to know.
Stockholders and other interested parties who wish to send communications on any topic to the board of directors should address such communications to chairman of the audit committee at our principal executive offices.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received as well as any written representations that no other reports were required, we believe that, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
No executive officer has received any cash or any other form of compensation for services rendered including but not limited to options, stock and non-equity incentives. We are paying Inter-Atlantic Group $7,500 per month for use of office space, utilities, administrative, technology and secretarial services. This arrangement has been agreed to by us for our benefit and is not intended to provide any director or officer with compensation in lieu of salary. We believe, based on rents and fees for similar services in New York, New York, that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than this $7,500 per month fee, no compensation of any kind, including finder’s and consulting fees, is paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations (including possible payments to unaffiliated third parties for their performance of due diligence). After a business combination, such individuals may be paid consulting, management or other fees from target businesses, with any and all amounts being fully disclosed to stockholders, to the extent known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than independent and disinterested members of our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.
Other than the securities described above and in the section appearing elsewhere in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, neither our officer nor our directors has received any of our equity securities.
The independent members of our board of directors have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on such review and discussions, the independent members of our board of directors recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and the proxy statement for the company’s 2008 annual meeting of stockholders.
Compensation Committee Interlocks and Insider Participation
None.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth information as of March 20, 2008 regarding the beneficial ownership of our common stock:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the following tables have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of	Approximate Percentage of
	Shares of	Outstanding Common Stock
Name of Beneficial Owner	Common Stock	Beneficially Owned (1)

HBK Investments L.P. and affiliates(2)	1,045,000	9.97%
Polar Securities Inc. and affiliates(3)	887,150	8.46%
QVT Financial L.P. and affiliates(4)	794,400	7.58%
JMG Capital Management, Inc. and affiliates(5)	785,880	7.50%
Bulldog Investors and affiliates(6)	716,800	6.84%
Weiss Asset Management, LLC and affiliates(7)	693,100	6.61%
The Baupost Group L.L.C. and affiliates(8)	575,000	5.48%
Andrew S. Lerner(9)	469,060	4.47%
Stephen B. Galasso(10)	263,109	2.51%
Brett G. Baris	234,530	2.24%
Robert M. Lichten	234,530	2.24%
Frederick S. Hammer	234,530	2.24%
D. James Daras	90,276	0.86%
Samuel J. Weinhoff	4,386	0.04%

All officers and directors as a group	1,530,421	14.60%

(1)	Assumes that 1,875,000 founders’ shares and the 8,610,300 units sold in the IPO and over-allotment are outstanding, but not: (a) the exercise of the 8,610,300 warrants to purchase shares of our common stock included in such units, (b) 525,000 shares of our common stock included in the representative unit purchase option, (c) 525,000 shares of common stock underlying warrants included in the representative’s unit purchase option and (d) 2,300,000 shares of common stock underlying the founders’ warrants.

(2)	Includes shares that may be deemed beneficially owned by HBK Services LLC (“Services”), HBK Partners II L.P., HBK Management LLC, HBK Master Fund L.P., each an affiliate of HBK Investments L.P. HBK Investments L.P. has delegated discretion to vote and dispose of the shares to Services. The address of the principal business office of each of HBK Investments L.P., HBK Services LLC, HBK Partners II L.P. and HBK Management LLC is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The address of the principal business office of HBK Master Fund L.P. is c/o HBK Services LLC, 300 Crescent Court, Suite 700, Dallas, Texas 75201.

(3)	Includes shares that may be deemed beneficially owned by North Pole Capital Master Fund (“North Pole”), an affiliate of Polar Securities Inc. (“Polar Securities”). Polar Securities serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares. The address of the principal business office of each of North Pole and Polar Securities is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(4)	Includes shares that may be deemed beneficially owned by QVT Financial GP LLC, QVT Fund LP, QVT Associates GP LLC, each an affiliate of QVT Financial LP. The address of the principal business office of each of QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address of the principal business office of QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.

(5)	Including shares that may be deemed beneficially owned by Jonathan M. Glaser, JMG Capital Management, LLC (“JMG LLC”), Daniel Albert David, Roger Richter, Pacific Assets Management, LLC (“PAM”), Pacific Capital Management, Inc. (“PCM”) and JMG Triton Offshore Fund, Ltd. (the “Fund”), each an affiliate of JMG Capital Management, Inc. (“JMG Inc.”). PAM and JMG LLC are investment advisers whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Stock. No client other than the Fund separately holds more than five percent of the outstanding Stock. PAM is the investment adviser to the Fund and PCM is a member of PAM. JMG LLC is the general partner and investment adviser of an investment limited partnership and JMG Inc. is a member of JMG LLC. Mr. Glaser, Mr. David and Mr. Richter are control persons of PCM and PAM. Mr. Glaser is the control person of JMG Inc. and JMG LLC. The principal business office of JMG Inc., JMG LLC and Mr. Glaser is 11601 Wilshire Boulevard, Suite 2180, Los Angeles, CA 90025. The principal business office of PAM, PCM and Mr. David is 100 Drakes Landing, Suite 207, Greenbrae, CA 94904. The principal business office of Mr. Richter is One Sansome Street, 39th Floor, San Francisco, CA 94104. The principal business office of the Fund is Ogier Fiduciary Services (BVI) Ltd, Nemours Chambers, PO Box 3170, Road Town, Tortola, BVI, VG1110.

(6)	Includes shares that may be deemed beneficially owned by Phillip Goldstein and Andrew Dakos, each a principal of Bulldog Investors. The address of the principal place of business of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(7)	Includes shares that may be deemed beneficially owned by Weiss Capital, LLC (“Weiss Capital”) and Andrew M. Weiss, each an affiliate of Weiss Asset Management, LLC (“Weiss Asset Management”). The address of the principal business office of each of Weiss Asset Management, Weiss Capital, and Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116.

(8)	Includes shares that may be deemed beneficially owned by SAK Corporation and Seth A. Klarman, each an affiliate of The Baupost Group, L.L.C. (“Baupost”). SAK Corporation is the Manager of Baupost. Seth A. Klarman is the sole Director of SAK Corporation and a controlling person of Baupost. The principal business address of each of Baupost, SAK Corporation and Seth A. Klarman is 10 St. James Avenue, Suite 1700 Boston, Massachusetts 02116.

(9)	Includes 90,000 shares beneficially owned by Mr. Lerner’s children and other family members.

(10)	The beneficial owner is the Stephen and Linda Galasso Family Trust.
Our officers and directors purchased in a pre-offering private placement transaction a combined total of 2,100,000 warrants and Michael P. Esposito, Jr., one of our stockholders, purchased 200,000 warrants, from us at a price of $1.00 per warrant. These warrants, which we collectively refer to as the founders’ warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $2,300,000 purchase price of the founders’ warrants were added to the proceeds of the IPO and over-allotment option and are also held in our trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this report and our certificate of incorporation, then the $2,300,000 purchase price of the founders’ warrants will become part of the liquidation distribution to the public stockholders and the founders’ warrants will expire worthless.
Our officers and directors, collectively, beneficially own approximately 14.6% of the issued and outstanding shares of our common stock. Because of this ownership block, these stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of a business combination.

All of the shares of our common stock outstanding prior to the IPO were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until one year following the consummation of the business combination.
During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to October 3, 2007.
Messrs. Andrew Lerner, Stephen Galasso, James Daras, Brett Baris, Frederick Hammer, Samuel Weinhoff and Robert Lichten are deemed to be our “parents” and “promoters” as these terms are defined under the Federal securities laws.
ITEM 13. Certain Relationships, Related Transactions and Director Independence
In January, 2007, we issued 1,875,000 shares of our common stock for an aggregate amount of $25,000 in cash, at an average purchase price of approximately $0.0133 per share. These individuals currently own the following shares after taking into account resales of certain shares which occurred in July and September 2007.

	Number of
Name	Shares	Relationship to Us

Andrew S. Lerner	469,060	Chief Executive Officer and Director
Stephen B. Galasso	263,109	Senior Strategic Officer and Director
Brett G. Baris	234,530	Executive Vice President
Frederick S. Hammer	234,530	Director
Robert M. Lichten	234,530	Director
Michael P. Esposito, Jr.	120,937	Stockholder
P. Carter Rise	111,821	Advisor
Matthew D. Vertin	111,821	Advisor
D. James Daras	90,276	Executive Vice President, Chief Financial Officer and Director
Samuel J. Weinhoff	4,386	Director

	1,875,000
Our officers and directors have collectively purchased from us a combined total of 2,100,000 of our warrants and Michael Esposito, Jr., one of our stockholders, purchased 200,000 warrants, each at a price of $1.00 per warrant. These warrants, which we collectively refer to as the founders’ warrants, will not be sold or transferred by the purchasers who initially purchase these warrants from us until the completion of our initial business combination. The $2,300,000 purchase price of the founders’ warrants were added to the proceeds of the IPO and are held in our trust account pending our completion of one or more business combinations. If we do not complete one or more business combinations that meet the criteria described in this report, then the $2,300,000 purchase price of the founders’ warrants will become part of the liquidation distribution to our public stockholders and the founders’ warrants will expire worthless.

The holders of the majority of the 1,875,000 shares, together with the holders of the founders’ warrants, are entitled to require us, on up to two occasions, to register these shares and the 2,300,000 founders’ warrants and the 2,300,000 shares of common stock underlying the founders’ warrants. The holders of the majority of these shares and the founders’ warrants may elect to exercise these registration rights at any time after the date on which these shares of common stock and founders’ warrants are released from escrow, which, except in limited circumstances, is not before the one year anniversary from the consummation of a business combination in the case of the common stock, and the consummation of a business combination in the case of the founders’ warrants. In addition, these stockholders and the holders of the founders’ warrants have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares are released from escrow or the founders’ warrants become exercisable, as the case may be. We will bear the expenses incurred in connection with the filing of any such registration statements.
Inter-Atlantic Group has also made available to us a $500,000 limited recourse line of credit which bears interest at the federal funds target interest rate (2.25% as of March 18, 2008). Repayment of the line of credit is payable prior to the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, solely to the extent there is more than $7.96 per share in the trust account.
Because the founders’ warrants sold in the pre-offering private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, founders’ warrants will be exercisable even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current.
Inter-Atlantic Group, an affiliate of certain of the officers and directors, provided us an interest-free loan of $250,000 which was used to pay a portion of the expenses of this offering, such as SEC registration fees, FINRA registration fees, American Stock Exchange listing and application fees and legal and accounting fees and expenses. The $250,000 loan from Inter-Atlantic Group was repaid without interest on the consummation of the offering. We repaid this loan from the proceeds of the IPO not held in trust.
We are paying Inter-Atlantic Group $7,500 per month for use of office space, utilities, administrative, technology and secretarial services. This arrangement has been agreed to by us for our benefit and is not intended to provide our officers or directors compensation in lieu of salary. We believe, based on rents and fees for similar services in New York, New York, that such fees are at least as favorable as we could have obtained from an unaffiliated person. This arrangement will terminate upon completion of a business combination or the distribution of our trust account to our public stockholders. Inter-Atlantic Management Services LLC also purchased 4,688 shares of our common stock in January 2007 as part of the 1,875,000 shares of common stock issued. These shares were subsequently purchased at cost by certain of our stockholders.
Each of our officers and directors are deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.
We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations (including possible payments to unaffiliated third parties for their performance of due diligence). There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Accountable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in trust until these proceeds are released to us upon the completion of a business combination, provided there are sufficient funds available for reimbursement after such consummation.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our officers or directors or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.
Our officers and directors do not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount held outside of our trust account unless the business combination is consummated and there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.
After the consummation of a business combination, if any, to the extent our management remains as officers of the resulting business, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of a business combination, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.
All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties and any transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
ITEM 14. Principal Accounting Fees and Services
The firm of Rothstein, Kass & Company, P.C.(“Rothstein Kass”) acts as our principal accountant. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated January 31, 2007, June 15, 2007 and October 9, 2007 and filed with our registration statement on Form S-1 or our current reports on Form 8-K, (c) reviews of SEC filings and (d) the review of our financial statement for the quarterly period ended September 30, 2007 amounted to approximately $115,000.

Audit-Related Fees
We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.
Tax Fees
We did not receive significant professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007.
All Other Fees
We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2007.
Pre-Approval Policy
Since our audit committee was not formed until October 2007, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Report:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations
Statement of Stockholders’ Equity
Statement of Cash Flows
Notes to Financial Statements
2. Financial Statement Schedule(s):
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3. Exhibits:
See attached Exhibit Index of this Annual Report on Form 10-K.
(b) Exhibits:
We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.
(c) Financial Statement Schedules
All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.(1)
4.5	Form of Unit Option Purchase Agreement between the Registrant and Morgan Joseph & Co.(1)
10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. and Andrew Lerner.(1)
10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. and Stephen Galasso.(1)
10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. and D. James Daras.(1)
10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. and Robert M. Lichten.(1)
10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. and Frederick Hammer.(1)

Exhibit
No.	Description

10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. and Brett G. Baris.(1)
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. and Samuel J. Weinhoff.(1)
10.8	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.(1)
10.9	Form of Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust. Company and the Initial Stockholders.(1)
10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.11	Office Services Agreement dated October 2, 2007 by and among the Registrant and Inter-Atlantic Management Services LLC.(1)
10.12	Warrant Purchase Agreement between the Registrant and the Initial stockholders.(1)
10.13	Form of Promissory Note, dated January 31, 2007, issued to Inter-Atlantic Management Services LLC in the amount of $250,000.(1)
10.14	Revolving Line of Credit Agreement.(1)
14.1	Code of Ethics.(1)
31.1	Chief Executive Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Nominating Committee Charter.(1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-140690) with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-ATLANTIC FINANCIAL, INC.
/s/ Andrew Lerner
By: Andrew Lerner
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date: March28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Andrew Lerner Andrew Lerner	Chief Executive Officer and Director (principal executive officer)	March 28, 2008

/s/ Stephen B. Galasso	Senior Strategic Officer and Director	March 28, 2008
Stephen B. Galasso

/s/ D. James Daras D. James Daras	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Robert M. Lichten	Director	March 28, 2008
Robert M. Lichten

/s/ Frederick S. Hammer	Director	March 28, 2008
Frederick S. Hammer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.