Form 10-Q
period 2008-03-31
Inter-Atlantic Financial, Inc.
filed 2008-05-15
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number 001-33721
INTER-ATLANTIC FINANCIAL, INC.
(Exact Name of Registrant as Specified in its Charter)
Delaware
(State or Other Jurisdiction of Incorporation or
Organization)
20-8237170
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 10,845,300 shares issued and outstanding as of May 13, 2008.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
Inter-Atlantic Financial, Inc.
(a corporation in the development state)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$11,465	$6,967
Prepaid insurance	117,000	146,250

Total current assets	128,465	153,217

Other Assets
Cash held in Trust Account	68,611,630	68,725,471
Deferred tax asset	125,000	70,000

Total other assets	68,736,630	68,795,471

Total assets	$68,865,095	$68,948,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$35,942	$35,250
Accrued offering costs	—	146,755
Income taxes payable	160,000	248,000
Delaware franchise tax payable	20,563	46,560

Total current liabilities	216,505	476,565

Long-term Liabilities
Deferred underwriters’ fee	1,928,707	1,928,707
Common stock, subject to possible redemption, 2,582,229 shares at conversion value	20,547,927	20,547,927

Total liabilities	22,693,139	22,953,199

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized; 10,485,300 issued and outstanding	1,049	1,049
Additional paid-in capital	45,727,725	45,727,725
Earnings accumulated during the development stage	443,182	266,715

Total stockholders’ equity	46,171,956	45,995,489

Total liabilities and stockholders’ equity	$68,865,095	$68,948,688

See accompanying notes to financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development state)
CONDENSED STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
	Three Months	January 12, 2007	January 12, 2007
	Ended March 31,	(inception) through	(inception) through
	2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—
Operating costs	124,013	76,885	280,691

Loss from operation	(124,013)	(76,885)	(280,691)

Interest income	411,730	—	1,013,123

Net income (loss) before provision for income taxes	287,717	(76,885)	732,432

Provision for income taxes	111,250	—	289,250

Net income (loss)	176,467	(76,885)	443,182

Maximum number of shares subject to possible conversion:
Approximate weighted average number of shares	2,582,000	—	1,007,000

Income per share amount, basic and diluted	$—	$—	$—

Approximate weighted average number of common shares outstanding (not subject to possible conversion):
Basic	7,903,000	1,875,000	4,225,000

Diluted	11,657,000	1,875,000	5,700,000

Net income per common share not subject to possible conversion:
Basic	$0.02	$(0.04)	$0.10

Diluted	$0.02	$(0.04)	$0.08

See accompanying notes to financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development state)
CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from	For the Period from
	Three Months	January 12, 2007	January 12, 2007
	Ended March 31,	(inception) through	(inception) through
	2008	March 31, 2007	March 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$176,467	$(76,885)	$443,182
Adjustment to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(55,000)	—	(125,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid insurance	29,250	—	(117,000)
Accrued expenses	692	4,617	35,942
Delaware franchise tax payable	(25,997)	—	20,563
Income taxes payable	(88,000)	—	160,000

Net cash provided by (used in) operating activities	37,412	(72,268)	417,687

Cash flows from investing activities:
Cash held in trust account	113,841	—	(68,611,630)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders	—	25,000	25,000
Proceeds from notes payable, affiliate	—	250,000	250,000
Gross proceeds of public offering	—	—	68,882,400
Proceeds from issuance of warrants in private placement	—	—	2,300,000
Proceeds from issuance of underwriters’ purchase option	—	—	100
Repayment of notes payable, affiliate	—	—	(250,000)
Payments of offering costs	(146,755)	—	(3,002,092)

Net cash provided by financing activities	(146,755)	275,000	68,205,408

Net increase in cash	4,498	202,732	11,465
Cash, beginning of period	6,967	—	—

Cash, end of period	$11,465	$202,732	$11,465

Supplemental disclosure of cash flow information, cash paid during the period for:
Income taxes	$254,250	$—	$254,250
Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$1,928,707	$—	$1,928,707

See accompanying notes to financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2008 and the financial results for the three months ended March 31, 2008, the period from January 12, 2007 (inception) to March 31, 2007, and the period from January 12, 2007 (inception) to March 31, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X.
Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from January 12, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) was incorporated under the laws of the State of Delaware on January 12, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations, other than analysis and development activities associated with investigation of prospective target businesses, nor generated revenue to date, with the exception of interest income, including interest income earned on cash held in a trust account (described below). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year-end. All activity for the period from January 12, 2007 (inception) through March 31, 2008 relates to the Company’s formation, capital raising activities, and consummating a business combination.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 2, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters for the Offering (the “Underwriters”) exercised a portion of their over-allotment option on October 16, 2007 (Note D). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the over-allotment option exercise, although substantially all of the net proceeds of the Offering and the over-allotment option exercise are intended to be applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”).

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
Stockholders other than the Founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their shares of Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering and over-allotment exercise (29.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible redemption in the accompanying balance sheets.
In the event that the Company does not consummate a Business Combination within 24 months from the consummation of the Offering, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Earnings (Loss) Per Share:
Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock by the Company.
The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to Common Shares subject to conversion ($0 for all periods presented) by the weighted average number of common shares subject to possible conversion. Basic and diluted net income (loss) per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. At March 31, 2008, the Company had potentially dilutive securities in the form of 11,435,300 warrants, including 525,000 warrants as part of the underwriters purchase option, which resulted in approximately 3,754,000 and 1,475,000 incremental common shares, based on their assumed redemption, for the three months ended March 31, 2008 and the period from January 12, 2007 (inception) to March 31, 2008, respectively. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. These incremental shares are included in the weighted average number of common shares outstanding (not subject to possible redemption) for the calculation of diluted income per common share. For the period from January 12, 2007 (inception) to March 31, 2007 the Company reported a net loss and, as a result, diluted loss per common share is equal to basic loss per common share as any potentially dilutive shares would become anti-dilutive.
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

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 effective January 12, 2007 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Recently Issued Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition cost associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS 160 on its results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Redeemable Common Stock:
The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering and over-allotment exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by October 9, 2009, the Company will liquidate. Accordingly, 2,582,229 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.99 immediately following the Offering. The redemption price was reduced to $7.96 after the consummation of the over-allotment option and remains at $7.96 as of March 31, 2008.
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
NOTE D—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
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
NOTE E—TRUST ACCOUNT
Under the Trust Account agreement, up to $1.1 million of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities. As of March 31, 2008, the balance in the Trust Account was approximately $68.6 million, which included approximately $1.0 million of interest earned since inception, net of approximately $0.6 million disbursed thru March 31, 2008, for operating activities and offering costs and an additional $0.3 million for tax payments.
NOTE F—RELATED PARTY TRANSACTIONS
The Company presently occupies office space provided by Inter-Atlantic Management Services, LLC (“IAMS, LLC”). IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Commencing in October 2007, the Company agreed to pay IAMS, LLC $7,500 per month for such services. For the period January 12, 2007 (inception) through March 31, 2008, the Company incurred $45,000 related to this arrangement, of which $15,000 is included in accrued expenses in the accompanying March 31, 2008 balance sheet.
NOTE G—COMMITMENT
The Company paid an underwriters fee of 3% of the gross proceeds of the Offering (or $2,066,472) at the closing of the Offering, with an additional 4% fee of the gross Offering proceeds (or $2,755,296) payable upon the consummation of a Business Combination. Public Stockholders that vote against the Business Combination and elect to redeem their shares to cash will be entitled to receive their pro rata portions of the $2,755,296 held in the Trust Account. Accordingly, the deferred underwriters’ fee reflected in the accompanying March 31, 2008 balance sheet excludes $826,589 of deferred underwriters’ fee that is subject to forfeiture in the event of a 30% redemption.

NOTE H—FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	March 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash	$11.5	$11.5
Cash and cash equivalents held in trust	$68,611.6	$68,611.6

Total	$68,623.1	$68,623.1

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the consolidated balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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
Our trust account is invested in a money market fund that invests in short-term US Treasury securities. The decline in short-term interest rates since our IPO has decreased the interest income generated by the funds held in trust. As a result, our expectation of future interest income is significantly lower than anticipated at the time of our IPO. As of April 29, 2008, the funds held in trust earned interest at an annual interest rate of 1.74%, based on a 7-day average yield.
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
As indicated in the accompanying financial statements, at March 31, 2008, we had $11,465 in cash plus an additional $95,602 available from interest income earned on the trust property which had not been withdrawn as of March 31, 2008. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.
For the period from January 12, 2007 (inception) through March 31, 2008, we had net income of $443,182, attributable to interest income of approximately $1,013,123 offset by operating costs and income taxes of $280,691 and $289,250, respectively. For the three months ended March 31, 2008, we had net income of $176,467, attributable to interest income of $411,730 offset by operating costs and income taxes of $124,013 and $111,250, respectively. We have neither engaged in any operations nor generated any operating revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash held in Trust Account.

We will use substantially all of the net proceeds of the IPO, the overallotment, the pre-offering private placement of the founders’ warrants, as well as interest on the funds in our trust account released to us, including those funds held in trust, to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in our trust account (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their redemption rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in our trust account as well as any other net proceeds not expended will be released to us and will be used to finance the operations of the target business.
At March 31, 2008, we had cash outside of the trust account of $11,465, cash held in the trust account of approximately $68.6 million, a $125,000 deferred tax asset, accrued expenses of $35,942 (including due to affiliate), income taxes payable of approximately $160,000, Delaware franchise tax payable of $20,563 and total liabilities of approximately $22.7 million (which includes approximately $20.5 million of common stock which is subject to possible redemption and approximately $1.9 million of deferred underwriters’ fees). We believe that we have funds sufficient to allow us to operate at least until October 2, 2009, including (i) the unused portion of $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit which will be repayable prior to the consummation of the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, assuming that a business combination is not consummated during that time. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) is being released to us to fund our working capital requirements and is available to fund the costs associated with such plan of dissolution and liquidation (which we currently estimate to be between $50,000 and $75,000) if we do not consummate a business combination. The rate of interest earned on our trust account has decreased since our IPO and will fluctuate through the duration of our trust account, therefore the interest that will accrue on our trust account during the time it will take to identify a target and complete an acquisition may not be sufficient to fund our working capital requirements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, including recent reductions instituted by the US Federal Reserve Bank, particularly because the majority of our investments held in the trust account are in rate sensitive short-term marketable securities. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure other than interest rate fluctuations. We do not have any foreign currency or other derivative financial instruments.
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit
Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTER-ATLANTIC FINANCIAL, INC.
By:	/s/ Andrew S. Lerner
	Name:	Andrew S. Lerner
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002