Form 10-Q
period 2008-06-30
Inter-Atlantic Financial, Inc.
filed 2008-08-13
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Yes ☑      No ☐
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 10,845,300 shares issued and outstanding as of August 11, 2008.

 i

FORWARD-LOOKING STATEMENTS
We believe that some of the information in this document constitutes forward-looking statements. You can identify these statements by forward-looking words such as “may”, “expect”, “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations; contain information which could impact future results of operations or financial condition; or state other “forward-looking” information.
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

PART 1 – FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements
Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,318	$6,967
Prepaid insurance	87,750	146,250

Total current assets	92,068	153,217

Other Assets
Cash and cash equivalents held in Trust Account	68,626,398	68,725,471
Deferred tax asset	165,000	70,000

Total other assets	68,791,398	68,795,471

Total assets	$68,883,466	$68,948,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$49,993	$35,250
Accrued offering costs	—	146,755
Income taxes payable	55,515	248,000
Delaware franchise tax payable	41,125	46,560

Total current liabilities	146,633	476,565

Long-term Liabilities
Deferred underwriters’ fee	1,928,707	1,928,707
Common stock, subject to possible redemption, 2,582,229 shares at conversion value, $7.96 per share	20,547,927	20,547,927

Total liabilities	22,623,267	22,953,199

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized; 10,485,300 issued and outstanding	1,049	1,049
Additional paid-in capital	45,727,725	45,727,725
Earnings accumulated during the development stage	531,425	266,715

Total stockholders’ equity	46,260,199	45,995,489

Total liabilities and stockholders’ equity	$68,883,466	$68,948,688

See accompanying notes to unaudited condensed financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

				For the Period	For the Period
				from January	from January
				12, 2007	12, 2007
	Three Months	Three Months	Six Months	(inception)	(inception)
	Ended June	Ended June	Ended June	through June	through June
	30, 2008	30, 2007	30, 2008	30, 2008	30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$—	$—	$—	$—	$—
Operating costs	120,405	3,637	244,416	401,095	8,288

Loss from operations	(120,405)	(3,637)	(244,416)	(401,095)	(8,288)

Interest income	304,162	—	715,891	1,317,285	—

Net income (loss) before provision for income taxes	183,757	(3,637)	471,475	916,190	(8,288)

Provision for income taxes	95,515	—	206,765	384,765	—

Net income (loss)	88,242	(3,637)	264,710	531,425	(8,288)

Maximum number of shares subject to possible conversion:
Approximate weighted average number of shares	2,582,000	—	2,582,000	1,275,000	—

Approximate weighted average number of common shares outstanding (not subject to possible conversion):
Basic	7,903,000	1,875,000	7,903,000	4,851,000	1,875,000

Diluted	11,740,000	1,875,000	11,701,000	6,721,000	1,875,000

Net income (loss) per common share not subject to possible conversion:
Basic	$0.01	$—	$0.03	$0.11	$—

Diluted	$0.01	$—	$0.02	$0.08	$—

See accompanying notes to unaudited condensed financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from January 12, 2007 (inception) through June 30, 2008

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-in-	Development
	Shares	Amount	Capital	Stage	Total
Balances at January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders	1,875,000	188	24,812	—	25,000
Issuance of warrants in private placement	—	—	2,300,000	—	2,300,000
Sale of 8,610,300 units (including the 1,110,300 units pursuance to the over-allotment option) at a price of $8.00 per unit, net of underwriters’ discount and offering expenses (including 2,582,229 shares subject to possible conversion)	8,610,300	861	63,950,740	—	63,951,601
Reclassification of common stock subject to possible conversion, 2,582,229 shares	—	—	(20,547,927)	—	(20,547,927)
Issuance of underwriters’ purchase option			100		100
Net Income	—	—	—	266,715	266,715

Balances at December 31, 2007	10,485,300	$1,049	$45,727,725	$266,715	$45,995,489
Net income	—	—	—	264,710	264,710

Balances at June 30, 2008	10,485,300	$1,049	$45,727,725	$531,425	$46,260,199

See accompanying notes to unaudited condensed financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		For the Period	For the Period
		from January 12,	from January 12,
	Six Months	2007 (inception)	2007 (inception)
	Ended June 30,	through June 30,	through June 30,
	2008	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$264,710	$531,425	$(8,288)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(95,000)	(165,000)	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Prepaid insurance	58,500	(87,750)	—
Accrued expenses	14,743	49,993	606
Delaware franchise tax payable	(5,435)	41,125	—
Income taxes payable	(192,485)	55,515	—

Net cash provided by (used in) operating activities	45,033	425,308	(7,682)

Cash flows from investing activities:
Cash and cash equivalents held in trust account	99,073	(68,626,398)	—

Cash flows from financing activities:
Proceeds from issuance of common stock to founders	—	25,000	25,000
Proceeds from notes payable, affiliate	—	250,000	250,000
Gross proceeds of public offering	—	68,882,400	—
Proceeds from issuance of warrants in private placement	—	2,300,000	—
Proceeds from issuance of underwriters’ purchase option	—	100	—
Repayment of notes payable, affiliate	—	(250,000)	—
Payments of offering costs	(146,755)	(3,002,092)	(85,074)

Net cash provided by (used in) financing activities	(146,755)	68,205,408	189,926

Net increase (decrease) in cash	(2,649)	4,318	182,244
Cash and cash equivalents, beginning of period	6,967	—	—

Cash and cash equivalents, end of period	$4,318	$4,318	$182,244

Supplemental disclosure of cash flow information, cash paid during the period for:
Income taxes	$494,250	$494,250	$—
Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$—	$1,928,707	$—

See accompanying notes to unaudited condensed financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Notes to unaudited Condensed Financial Statements
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2008 and the financial results for the three months ended June 30, 2008, the three months ended June 30, 2007, the six months ended June 30, 2008, the period from January 12, 2007 (inception) to June 30, 2007, and the period from January 12, 2007 (inception) to June 30, 2008, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to form 10-Q and Article 10 of Regulation S-X.
Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2007, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted account principles. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited financial statements should be read in conjunction with the financial statements for the period from January 12, 2007 (inception) to December 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
NOTE B—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) was incorporated under the laws of the State of Delaware on January 12, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations, other than analysis and development activities associated with investigation of prospective target businesses, nor generated revenue to date, with the exception of interest income, including interest income earned on cash held in a trust account (described below). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company selected December 31st as its fiscal year-end. All activity for the period from January 12, 2007 (inception) through June 30, 2008 relates to the Company’s formation, capital raising activities, and consummating a business combination.

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
The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 30% or more of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) (excluding, for this purpose, those shares of Common Stock issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated.
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
The Company’s statements of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to Common Shares subject to conversion ($0 for all periods presented) by the weighted average number of common shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. For the periods from January 12, 2007 (inception) to June 30, 2008, and the three and six months ended June 30, 2008, the Company had dilutive securities in the form of 11,435,300 warrants, including 525,000 warrants as part of the underwriters purchase option, which resulted in approximately 3,259,000, 3,312,000, and 3,273,000 incremental common shares, respectively, using the treasury stock method, based on the assumed conversion of the warrants.  The incremental shares are added to the weighted average number of common shares outstanding (not subject to possible conversion), used in the calculation of diluted income per share. For the three months ended June 30, 2007, and the period from January 12, 2007 (inception) to June 30, 2007, the company reported a net loss and, as a result, diluted loss per common share is equal to basic loss per common share as any potentially dilutive shares would become anti-dilutive.
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
Recently Issued Accounting Pronouncements:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition cost associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The Company is currently evaluating the expected effect, if any, SFAS 141R will have on its financial statements.
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

Redeemable Common Stock:
The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note B, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering and over-allotment exercise their conversion rights. As further discussed in Note B, if a Business Combination is not consummated by October 9, 2009, the Company will liquidate. Accordingly, 2,582,229 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.99 immediately following the Offering. The redemption price was reduced to $7.96 after the consummation of the over-allotment option and remains at $7.96 as of June 30, 2008.
Holders of common stock issued in the Offering have the opportunity and right to redeem their shares at the conversion price at the time the Company seeks stockholder approval of any Business Combination. The conversion price is determined by the amounts held in the Trust Account (i.e., the amounts initially placed in the Trust Account from the Offering, the over-allotment and sale of founders’ warrants plus accrued interest, net of taxes) divided by the number of Units issued in the Offering and over-allotment. This redemption feature lapses upon the approval of the Business Combination.
Cash and Cash Equivalents:
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
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
NOTE E—TRUST ACCOUNT
Under the Trust Account agreement, up to $1,100,000 of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities. As of June 30, 2008, the balance in the Trust Account was approximately $68,600,000, which included approximately $1,300,000 of interest earned since inception, net of approximately $1,200,000 disbursed thru June 30, 2008, for operating activities and offering costs inclusive of approximately $500,000 for tax payments.
NOTE F—RELATED PARTY TRANSACTIONS
The Company presently occupies office space provided by Inter-Atlantic Management Services, LLC (“IAMS, LLC”). IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Commencing in October 2007, the Company agreed to pay IAMS, LLC $7,500 per month for such services. For the period January 12, 2007 (inception) through June 30, 2008, the Company incurred $67,500 related to this arrangement, of which $7,500 is included in accrued expenses in the accompanying June 30, 2008 balance sheet.
NOTE G—COMMITMENT
The Company paid an underwriters fee of 3% of the gross proceeds of the Offering (or $2,066,472) at the closing of the Offering, with an additional 4% fee of the gross Offering proceeds (or $2,755,296) payable upon the consummation of a Business Combination. Public Stockholders that vote against the Business Combination and elect to redeem their shares to cash will be entitled to receive their pro rata portion of the $2,755,296 held in the Trust Account. Accordingly, the deferred underwriters’ fee reflected in the accompanying June 30, 2008 balance sheet excludes $826,589 of deferred underwriters’ fee that is subject to forfeiture in the event of a 29.99% redemption.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

	Financial Assets at Fair Value as of June 30, 2008
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	June 30,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$4.3	$4.3	$—	$—
Cash and cash equivalents held in trust	$68,626.4	$68,626.4	—	—

Total	$68,630.7	$68,630.7	$—	$—

The fair values of the Company’s cash and cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

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
Our trust account is invested in a money market fund that invests in short-term US Treasury securities. The decline in short-term interest rates since our IPO has decreased the interest income generated by the funds held in trust. As a result, our expectation of future interest income is significantly lower than anticipated at the time of our IPO. As of July 30, 2008, the funds held in trust earned interest at an annual interest rate of 1.88%, based on a 7-day average yield.
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
As indicated in the accompanying financial statements, at June 30, 2008, we had $4,318 in cash plus an additional $110,370 available from interest income earned on the trust property which had not been withdrawn as of June 30, 2008. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.
For the period from January 12, 2007 (inception) through June 30, 2008, we had net income of $531,425, attributable to interest income of $1,317,285 offset by operating costs and income taxes of $401,095 and $384,765 respectively. For the three months ended June 30, 2008, we had net income of $88,242, attributable to interest income of $304,162 offset by operating costs and income taxes of $120,405 and $95,515, respectively. We have neither engaged in any operations nor generated any operating revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash held in Trust Account.

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
At June 30, 2008, we had cash outside of the trust account of $4,318, cash held in the trust account of $68,626,398, a $165,000 deferred tax asset, accrued expenses of $49,993, income taxes payable of $55,515, Delaware franchise tax payable of $41,125 and total liabilities of $22,623,267 (which includes $20,547,927 of common stock which is subject to possible redemption and $1,928,707 of deferred underwriters’ fees). We believe that we have funds sufficient to allow us to operate at least until October 2, 2009, including (i) the unused portion of $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit which will be repayable prior to the consummation of the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, assuming that a business combination is not consummated during that time. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) is being released to us to fund our working capital requirements and is available to fund the costs associated with such plan of dissolution and liquidation (which we currently estimate to be between $50,000 and $75,000) if we do not consummate a business combination. The rate of interest earned on our trust account has decreased since our IPO and will fluctuate through the duration of our trust account, therefore the interest that will accrue on our trust account during the time it will take to identify a target and complete an acquisition may not be sufficient to fund our working capital requirements.
During the quarter ended June 30, 2008, publicly traded financial services companies generally experienced declines in market valuation. As a result, we believe that privately-held financial services companies may be less willing to enter into a business combination with us at these lower prevailing valuation metrics.

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
Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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