Form 10-K
period 2008-12-31
Inter-Atlantic Financial, Inc.
filed 2009-03-27
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2008

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
(212) 581-2000
(Registrant’s telephone number, including area code)
Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	NYSE Amex

Common Stock included in the Units	NYSE Amex

Warrants included in the Units	NYSE Amex
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☑ No ☐
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 12, 2009 as reported on the NYSE Amex was approximately $54.0 million.
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 12, 2009 was 10,485,300.

Forward-Looking Statements
This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;
•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;
•	potential inability to obtain additional financing to complete a business combination;
•	limited pool of prospective target businesses;
•	potential change in control if we acquire one or more target businesses for stock;
•	public securities’ limited liquidity and trading;
•	failure to list or the delisting of our securities from the NYSE Amex or inability to have our securities listed on the NYSE Amex following a business combination;
•	use of proceeds not in trust or available to us from interest income on the trust account balance; or
•	financial performance.
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
Within the universe of potential targets in the financial services industry, including service providers to the industry, we believe that companies in the financial technology sector are attractive and financial technology companies are an important focus of ours. We may also consider target businesses in any other area of financial services.

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
Management Team
Messrs. Lerner, Lichten, Hammer and Baris are affiliated with Inter-Atlantic Group, a New York based private equity firm specializing in the financial services industry. Until 2007, Mr. Daras was CEO of one of Inter-Atlantic Group’s portfolio companies, and prior to that was a Partner at Inter-Atlantic Group. Mr. Galasso is an independent consultant that conducts business with Inter-Atlantic Group from time to time and Mr. Gaebler has worked with Inter-Atlantic Group affiliates in the past on unrelated matters. Mr. Galasso has served as a senior executive officer in the payments industry including as Chairman and Chief Executive Officer of NetSpend Corporation, a portfolio company of Inter-Atlantic Group. While each of these individuals is also a member of our management team or board of directors, no voting arrangement exists among these individuals with respect to our securities. They have been integral in all investing activity, advisory activity, capital raising and strategic planning engaged in by Inter-Atlantic Group. Inter-Atlantic Group generally refers to a collection of affiliated companies and partnerships, including two Bermuda-domiciled private equity funds, their general partners and Inter-Atlantic Management Services LLC, the main operating company. Prior to 2001, Inter-Atlantic Group served the financial services industry through mergers and acquisitions advisory services, capital raising, strategic planning and corporate restructuring for domestic and offshore companies. In 2001, the firm divested its broker-dealer subsidiary, Guggenheim Securities, LLC, in order to focus its efforts on making investments in the financial services sector. In addition, Inter-Atlantic Group has been a senior strategic advisor to a prominent insurance company for the past 14 years. The limited partners of the two private equity funds are a small group of prominent institutional investors.

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
We will not enter into a business combination with any company which Inter-Atlantic Group currently has or previously had a financial interest in. To minimize any conflicts, or the appearance of conflicts, subject to their respective fiduciary obligations, each of Inter-Atlantic Group and Messrs. Lerner, Baris, Lichten and Hammer has granted us a right of first refusal with respect to any company or business in the financial services industry whose fair market value is at least equal to 80% of the balance of the trust account (less deferred underwriting compensation of $2,755,296), which we refer to as a Company Potential Target. Pursuant to this right of first refusal, subject to their respective fiduciary obligations, each of these persons and Inter-Atlantic Group has agreed that he or it will not enter into any agreement to acquire majority voting control of a Company Potential Target until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue the opportunity. This right of first refusal expires upon the earlier of (i) our consummation of an initial business combination or (ii) 24 months after the consummation of the IPO. Messrs. Galasso and Weinhoff will be responsible for enforcing this right of first refusal.

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
Sources of target businesses
Target business candidates are being brought to our attention from various unaffiliated sources, including investment bankers, attorneys, accountants, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, brokers, financial services industry executives and consultants and other members of the financial community. We have made it known that we are seeking a business combination candidate by a variety of means. Sources are being directly contacted by management since the IPO. Our initial stockholders, officers and directors as well as their affiliates also bring to our attention target business candidates. We periodically engage the services of professional firms that specialize in business acquisitions, in which event we may pay a finder’s fee or other compensation. The terms of any such arrangements will be negotiated with such persons on an arm’s length basis and applicable agreements will be disclosed to our stockholders in the proxy materials we provide in connection with any proposed business combination. In no event, however, will we pay any of our existing officers or directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees or other compensation in connection with any business combination other than any compensation or fees to be received for any services provided following such business combination. Although we are not under any contractual obligation to engage any of the underwriters or Scura, Rise & Partners LLC, a financial advisory firm, to provide any services for us after the IPO, any of the underwriters or Scura, Rise & Partners LLC may, among other things, introduce us to potential target businesses or assist us in raising additional capital, as needs may arise in the future. If any of the underwriters or Scura, Rise & Partners LLC provide services to us, we may pay such entity fair and reasonable fees that would be determined at that time in arm’s length negotiations.
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
Redemption rights
At the time we seek stockholder approval of any business combination, we will offer each public stockholder (other than initial stockholders) the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the quotient determined by dividing (i) the amount of our trust account (inclusive of interest earned thereon, if any, less (x) any amount necessary to pay accrued federal, state or local income tax on such interest, calculated as of two business days prior to the consummation of the business combination, and (y) up to an aggregate amount of $1,100,000 of the interest earned on our trust account, net of taxes payable, which will be released to us upon our demand by (ii) the total number of shares of public common stock outstanding at that date. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Stockholders will not be requested to tender their shares of common stock before a business combination is consummated. If a business combination is consummated, redeeming stockholders will be sent instructions on how to tender their shares of common stock and when they should expect to receive the redemption amount. In order to ensure accuracy in determining whether or not the redemption threshold has been met, each redeeming stockholder must continue to hold their shares of common stock until the consummation of the business combination. We will not charge redeeming stockholders any fees in connection with the tender of shares for redemption. If a stockholder votes against the business combination but fails to properly exercise his or her redemption rights, such stockholder will not have his or her shares of common stock redeemed for his or her pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. Public stockholders who redeem their stock into their share of our trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning more than 29.99% of the shares, exercise their redemption rights. Even if 29.99% or less of the stockholders, as described above, exercise their redemption rights, we may be unable to consummate a business combination if such redemption leaves us with funds less than a fair market value equal to at least 80% of the amount in our trust account (excluding any funds held for the benefit of any of the underwriters and taxes payable) at the time of such acquisition, which amount is required for our initial business combination. In such event we may be forced to either find additional financing to consummate such a business combination, consummate a different business combination or dissolve, liquidate and wind up.
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

If we are unable to complete a business combination by October 9, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of interest, if any, net of taxes, and up to $1,100,000 which may be used to fund our working capital requirements, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We would notify the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.
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
If we were to expend all of the net proceeds of the IPO and over-allotment, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.96, or $0.04 less than the per-unit offering price of $8.00. Any creditor’s claims against the trust account (which would include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) will have higher priority than the claims of our public stockholders. Messrs. Lerner, Daras, Baris, Hammer and Lichten have agreed to indemnify us, jointly and severally pro rata according to their comparative beneficial interests in our company immediately prior to the IPO, for our debts to vendors, or to any prospective target business, if we do not obtain a valid and enforceable waiver from that vendor or prospective target business of its rights or claims to the trust account and only to the extent necessary to ensure that such claims do not reduce the amount in the trust account. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. As a result, we cannot assure you that the per-share distribution from the trust account, if we liquidate, will not be less than $7.96, plus interest then held in the trust account, if any.

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
Additionally, we face competition from other blank-check companies, a number of which may consummate a business combination in any industry they choose. We may therefore be subject to competition from these companies, which are seeking to consummate a business plan similar to ours and which will, as a result, increase demand for privately-held companies to combine with companies structured similarly to ours. Further, it may be the case that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us.

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
Conflicts of Interest
Our shareholders should be aware of the following potential conflicts of interest:
•	None of our officers or directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In particular, several of our officers and directors are affiliated with Inter-Atlantic Group, a private equity firm specializing in financial services investments. Mr. Galasso is an independent consultant in the payments industry who conducts business with Inter-Atlantic Group and certain other firms. Mr. Daras is part of a separate investment group formed to analyze investment opportunities in distressed banks. Mr. Weinhoff, one of our directors, serves on the board of directors of two insurance companies. Mr. Gaebler has business interests unrelated to us. Accordingly, such officers and directors may become subject to conflicts of interest regarding us and other business ventures in which they may be involved, which conflicts may have an adverse effect on our ability to consummate a business transaction.
•	Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us.
•	Since our officers and directors own shares of our common stock that will be released from escrow only if a business combination is completed and may own warrants that will expire worthless if a business combination is not consummated, these persons may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and timely completing a business combination and securing release of their shares.

•	If we were to make a deposit, down payment or fund a “no shop” provision in connection with a potential business combination, we may have insufficient funds available outside of the trust to pay for due diligence, legal, accounting and other expenses attendant to completing a business combination. In such event, our initial stockholders may have to incur such expenses in order to proceed with the proposed business combination. As part of any such combination, such initial stockholders may negotiate the repayment of some or all of any such expenses, including the $500,000 limited recourse revolving line of credit which bears interest at the federal funds target interest rate (0-0.25% as of December 31, 2008), which if not agreed to by the target business’s management, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. Repayment of the line of credit is payable prior to the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, solely to the extent there is more than $7.96 per share in the trust account.
•	While any or all members of our management may remain associated with us after consummation of the business combination, either as officers or directors, there is the possibility that no members of our management team will remain associated with us after the consummation of the business combination. In addition, there has not been any determination that any specific members of management will remain associated with the combined company post-business combination. It is more likely that some of our members of our management will remain as directors rather than officers post-business combination. However, we do not yet know which members of our management may remain associated with us after consummation of the business combination, and what their roles will be, because such a decision will be based on a variety of factors, including the experience and skill set of the target business’ management, the experience and skill set of each of our members of management as it relates to the target business, the industry and geographic location of the business post-business combination and the ability of members of our management to negotiate terms with the target business as part of any such business combination. If our management negotiates to be retained post business combination as a condition to any potential business combination, their financial interests, including compensation arrangements, could influence their motivation in selecting, negotiating and structuring a transaction with a target business, and such negotiations may result in a conflict of interest.
•	All of our officers and directors paid less for their shares of common stock than public shareholders, and as a result, they may be able to profit on a business combination which would be unprofitable to our public shareholders.

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
Messrs. Lerner, Baris, Lichten and Hammer are affiliates of Inter-Atlantic Group, a private equity firm that invests in financial services companies. As a result, we believe that there is a risk of a conflict between our operations and Inter-Atlantic Group’s operations. To minimize any conflicts, or the appearance of conflicts, subject to their respective fiduciary obligations, each of Inter-Atlantic Group and Messrs. Lerner, Baris, Lichten and Hammer has granted us a right of first refusal with respect to any company or business in the financial services industry whose fair market value is at least equal to 80% of the balance of the trust account (less deferred underwriting compensation of $2,755,296), which we refer to as a Company Potential Target. Pursuant to this right of first refusal, subject to their respective fiduciary obligations, each of these persons and Inter-Atlantic Group has agreed that he or it will not enter into any agreement to acquire majority voting control of a Company Potential Target until our committee of independent directors has had a reasonable period of time to determine whether or not to pursue the opportunity. This right of first refusal commenced after the consummation of the IPO and will expire upon the earlier of (i) our consummation of an initial business combination or (ii) October 9, 2009. Messrs. Galasso and Weinhoff will be responsible for enforcing this right of first refusal.

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
Since the net proceeds of the IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of the IPO and filed a Current Report on Form 8-K with the SEC upon consummation of the IPO, including audited financial statements demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules, such as entitlement to all the interest earned on the funds deposited into our trust account. Because we are not subject to Rule 419, all of the interest earned on the funds deposited in our trust account has been released to us to date to fund our working capital and will not be available at all to those public stockholders redeeming in connection with a business combination.
Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to complete a business combination.
Based upon publicly available information, we have identified approximately 173 blank check companies that have completed initial public offerings since August 2003. Of these companies, only 72 have completed a business combination, while 36 have liquidated or will be liquidating. The remaining approximately 65 blank check companies have more than $13.9 billion in trust and are seeking to complete business acquisitions. Of these companies, only 18 have announced that they have entered into definitive agreements or letters of intent with respect to potential business combinations but have not yet consummated business combinations. Furthermore, the fact that only 72 of such companies have completed business combinations and only 18 other of such companies have entered into definitive agreements or letters of intent for business combinations, and 36 have liquidated or will be liquidating, may be an indication that there are only a limited number of attractive targets available to such entities or that many targets are not inclined to enter into a transaction with a blank check company, and therefore we also may not be able to consummate a business combination within the prescribed time period. If we are unable to consummate a business combination within the prescribed time period, our purpose will be limited to dissolving, liquidating and winding up.
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
Accordingly, any creditor’s claims against the trust account will take priority over the claims of our public stockholders and the per-share liquidation price could be less than the $7.96 per share held in our trust account, plus interest if any (net of any taxes due on such interest, which taxes, if any, shall be paid from our trust account and net of any amounts released to us as working capital, or to fund costs associated with our plan of dissolution and liquidation if we do not consummate a business combination). If we are unable to complete a business combination and are forced to dissolve and liquidate, Messrs. Lerner, Daras, Baris, Hammer and Lichten will be personally liable to ensure that the proceeds in our trust account are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for any reason, including for services rendered or products sold to us, to the extent necessary to ensure that such claims do not reduce the amount in our trust account in order to preserve a $7.96 per-share liquidation price. We cannot assure you that these directors and executive officers will be able to satisfy those obligations. These indemnifying officers and directors have agreed to indemnify us for any and all claims to the extent necessary to ensure that the proceeds in the trust account are not reduced by the claims of vendors, service providers and prospective target businesses.

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
Certain of our current officers and directors may resign (i) upon consummation of a business combination or (ii) if they are deemed to not be “independent” based upon the rules of the NYSE Amex or the Securities and Exchange Act of 1934. As a result, management of the prospective target business may become in charge of our day-to-day operations. We cannot assure you that our assessment of these individuals will prove to be correct.
Our ability to effect a business combination will be totally dependent upon the efforts of our officers and directors. The future role of our officers and directors in the target business, however, cannot presently be ascertained. Certain of our current officers and directors may resign (i) upon consummation of a business combination or (ii) if they are deemed to not be “independent” based upon the rules of the NYSE Amex or the Securities and Exchange Act of 1934. Although it is possible that some of our officers and directors will remain associated with the target business following a business combination, it is likely that some or all of the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.
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
Our certificate of incorporation authorizes the issuance of up to 49,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 26,554,400 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the underwriters’ unit purchase option) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of our public investors;
•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and
•	may significantly and immediately adversely affect prevailing market prices for our common stock.
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
Immediately after the IPO and over-allotment, the Company had $1.6 million (including the $500,000 which can be drawn from our limited recourse revolving line of credit at the federal funds target interest rate (0-0.25% as of December 31, 2008) and up to $1,100,000 of interest we may earn on funds in our trust account) available from the proceeds of the IPO, over-allotment and the pre-offering private placement of the founders’ warrants, to cover our operating expenses for the next 24 months and to cover the expenses incurred in connection with a business combination. This amount was based on management’s estimates of the costs needed to fund our operations for 24 months and consummate a business combination. Those estimates may prove inaccurate. As of December 31, 2008, we have used approximately $886,361 of these funds. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to dissolve and liquidate as part of our stockholder-approved plan of dissolution and liquidation prior to consummating a business combination.
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
All of our officers and directors, other than David Gaebler, own our stock and all of our officers and directors, other than David Gaebler, own warrants purchased in a private placement consummated prior to the IPO, but have waived their right to the liquidation of our trust account as part of our stockholder-approved plan of dissolution and liquidation with respect to those shares (including shares issuable upon exercise of the warrants) upon the liquidation of our trust account to our public stockholders if we are unable to complete a business combination. The shares and warrants owned by these persons (including our officers and directors) will be worthless if we do not consummate a business combination. The personal and financial interests of these officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination in a timely manner. Consequently, these officers and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
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
In addition, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple acquisition candidates simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple acquisitions. Further, we would also be exposed to the risk that conditions to closings with respect to the acquisition of one or more of the target businesses would not be satisfied bringing the fair market value of the initial business combination below the required fair market value of 80% of the amount in our trust account (excluding $2,755,296 to be held for the benefit of Morgan Joseph & Co. and taxes payable) threshold. Accordingly, while it is possible we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if deciding between one target business meeting such 80% threshold and comparable multiple target business candidates collectively meeting the 80% threshold. Consequently, it is probable that, unless the purchase price consists substantially of our equity, we will have the ability to complete only the initial business combination with the net proceeds of the IPO, over- allotment, and the pre-offering private placement of the founders’ warrants. Accordingly, the prospects for our success may be:
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
Although we believe that the net proceeds of the IPO will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to redeem for cash a significant number of shares from dissenting stockholders (which in our case may be up to 30% of the shares held by public stockholders), we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.
Our stockholders immediately prior to the IPO (including all of our officers and directors) collectively owned approximately 18% of our issued and outstanding shares of common stock as of February 3, 2009, and thus may influence certain actions requiring stockholder vote.

We are dependent upon interest earned on our trust account and our subordinated revolving line of credit to fund our search for a target company and consummation of a business combination.
We are dependent upon our $500,000 limited recourse revolving line of credit and up to $1,100,000 of interest earned on the proceeds held in our trust account (net of taxes payable) to provide us with the working capital we need to search for a target company and consummate a business combination. While we are entitled to a portion of the interest earned on our trust account in excess of the amount necessary to allow for a $7.96 per share liquidation price to our public stockholders for such purpose, interest rates are at historically low level and we may not have sufficient funds available to complete a business combination. In such event, we would need to borrow funds from our insiders or others or be forced to dissolve, liquidate and wind up.
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
The NYSE Amex may delist our securities from trading on its exchange, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the NYSE Amex, a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future. In addition, in connection with a business combination, it is likely that the NYSE Amex may require us to file a new listing application and meet its initial listing requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

In February 2009, we received notice from the NYSE Amex that we were not in compliance with Section 704 of the NYSE Amex Company Guide because we did not hold an annual meeting of stockholders during the year ended December 31, 2008. On March 10, 2009, we submitted a plan to the Exchange in which we advised the Exchange that we intend to hold an annual meeting of our stockholders as promptly as practicable, but in no event later than August 11, 2009. If following receipt and evaluation of the plan, the Exchange determines that we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards, our plan will be accepted we will be able to continue our listing. If our plan is not accepted, the Exchange could initiate delisting procedures against us.
If the NYSE Amex delists our securities from trading on its exchange in the future, we could face significant material adverse consequences, including:
•	a decreased ability to consummate a business combination;
•	a limited availability of market quotations for our securities;
•	a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•	a more limited amount of news and analyst coverage for our company;
•	a decreased ability to issue additional securities or obtain additional financing in the future;
•	a decreased ability of our securityholders to sell their securities in certain states; and
•	restrictions on the nature of our investments.
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
ITEM 3. Legal Proceedings
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our security holders through the solicitation of proxies or otherwise during the twelve months ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our equity securities trade on the NYSE Amex. Each of our units consists of one share of common stock and one warrant and trades on the NYSE Amex under the symbol “IAN.U.” On October 23, 2007, the warrants and common stock underlying our units began to trade separately on the NYSE Amex under the symbols “IAN.WS” and “IAN,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $4.50 commencing on the later of our consummation of a business combination or October 2, 2008, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on October 2, 2011, unless earlier redeemed.
The following table sets forth, for the fourth quarter of the year ended December 31, 2008, the high and low closing sales price of our units, common stock and warrants as reported on the NYSE Amex. Prior to October 3, 2007, there was no established public trading market for our securities.

	Units		Common Stock		Warrants
Quarter Ended	High	Low	High	Low	High	Low
December 31, 2007	$8.25	$8.00	$7.34	$7.25	$0.95	$0.84
December 31, 2008	$7.59	$7.10	$7.35	$7.05	$0.20	$0.02
September 30, 2008	$7.76	$7.60	$7.62	$7.27	$0.35	$0.25
June 30, 2008	$7.89	$7.45	$7.57	$7.29	$0.40	$0.28
March 31, 2008	$8.10	$7.57	$7.48	$7.26	$0.87	$0.30
Holders of Common Equity
As of March 12, 2009, there was five holder of record of our units, seventeen holders of record of our warrants and twenty one holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
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

	As of	As of
	December 31,	December 31,
Balance Sheet Data:	2008	2007
Working capital (deficiency)	$58,826	$(323,348)
Total assets	68,848,977	68,948,688
Total liabilities	22,530,367	22,953,199
Value of common stock which may be redeemed for cash ($7.96 per share)	20,547,927	20,547,927
Stockholders’ equity	$46,318,610	$45,995,489

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our trust account is invested in a money market fund that invests in short-term US Treasury securities. The recent decline in short-term interest rates has decreased the interest income generated by the funds held in trust. As a result, our expectation of future interest income is significantly lower than anticipated. As of February 20, 2009, the funds held in trust earned interest at an annual interest rate of .28%, based on a 7-day average yield.
We intend to utilize cash (derived from the proceeds of the IPO, overallotment, and pre-offering private placement of the founders’ warrants), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
•	may significantly reduce the equity interest of our stockholders;
•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and
•	may significantly and immediately adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant; our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.
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

As indicated in the accompanying financial statements, at December 31, 2008, we had $32,248 in cash plus $9,390 of interest income available from our trust property. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.
For the period from January 12, 2007 (inception) through December 31, 2008, we had net income of approximately $590,000, attributable to interest income of approximately $1,651,000 offset by operating costs and income taxes of approximately $603,000 and $458,000, respectively. For the twelve months ended December 31, 2008, we had net income of approximately $323,000, attributable to interest income of approximately $1,050,000 offset by operating costs and income taxes of approximately $447,000 and $280,000, respectively. We have neither engaged in any operations nor generated any operating revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for an consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
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
Liquidity and Capital Resources
We will use substantially all of the net proceeds of the IPO, the overallotment, the pre-offering private placement of the founders’ warrants, as well as interest, if any, on the funds in our trust account released to us including those funds held in trust, to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. The proceeds held in our trust account (exclusive of any funds held for the benefit of the underwriters or used to pay public stockholders who have exercised their redemption rights) may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination or, if there is insufficient funds not held in trust, to pay other expenses relating to such transaction such as reimbursement to insiders for out-of-pocket expenses, third party due diligence expenses or potential finders fees, in each case only upon the consummation of a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. To the extent our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in our trust account as well as any other net proceeds not expended will be released to us and will be used to finance the operations of the target business.

At December 31, 2008, we had cash outside of the trust account of $32,248, cash held in the trust account of approximately $68,500,000, a $211,000 deferred tax asset, accrued expenses and offering costs of approximately $54,000, no income taxes payable and total liabilities of approximately $22,500,000 (which includes approximately $20,500,000 of common stock which is subject to possible redemption and approximately $2,000,000 of deferred underwriters’ fees). Although we cannot be sure, we believe that we have funds sufficient to allow us to operate at least until October 9, 2009, including (i) the unused portion of $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit which will be repayable prior to the consummation of the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, assuming that a business combination is not consummated during that time. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) is being released to us to fund our working capital requirements and is available to fund the costs associated with such plan of dissolution and liquidation (which we currently estimate to be no more than $15,000) if we do not consummate a business combination. The rate of interest earned on our trust account has decreased recently and will fluctuate through the duration of our trust account, therefore the interest that will accrue on our trust account during the time it will take to identify a target and complete an acquisition may not be sufficient to fund our working capital requirements.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $68,500,000 of the net offering proceeds (which includes $2,700,000 of the proceeds attributable to the underwriters’ discount plus the $2,300,000 of proceeds from the private placement of warrants) has been placed into a trust account maintained by American Stock Transfer, acting as trustee. The proceeds held in trust will only be invested in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition, short-term tax exempt municipal bonds issued by governmental entities located within the United States or in money market funds otherwise meeting the conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities, which have declined since our IPO. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. Financial Statements and Supplementary Data
Index to Inter-Atlantic Financial, Inc. Financial Statements

Report of Independent Registered Public Accounting Firm	52

Balance Sheets as of December 31, 2008 and December 31, 2007	53

Statements of Operations for year ended December 31, 2008, the period from January 12, 2007 (inception) to December 31, 2007 and the period from January 12, 2007 (inception) to December 31, 2008	54

Statement of Stockholders’ Equity for the period from January 12, 2007 (inception) to December 31, 2008	55

Statements of Cash Flows for year ended December 31, 2008, the period from January 12, 2007 (inception) to December 31, 2007 and the period from January 12, 2007 (inception) to December 31, 2008	56

Notes to Financial Statements	57

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Inter-Atlantic Financial, Inc.
We have audited the accompanying balance sheets of Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the year ended December 31, 2008, and for the periods from January 12, 2007 (inception) to December 31, 2008 and 2007, and statement of stockholders’ equity from January 12, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by October 9, 2009, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inter-Atlantic Financial, Inc. (a corporation in the development stage) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and for the periods from January 12, 2007 (inception) to December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 4, 2009

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$32,248	$6,967
Prepaid insurance	29,250	146,250
Prepaid income taxes	51,061

Total current assets	112,559	153,217

Other Assets
Investments held in Trust Account	68,525,418	68,725,471
Deferred tax asset	211,000	70,000

Total other assets	68,736,418	68,795,471

Total assets	$68,848,977	$68,948,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$20,833	$35,250
Accrued offering costs		146,755
Income taxes payable		248,000
Delaware franchise tax payable	32,900	46,560

Total current liabilities	53,733	476,565

Long-term Liabilities
Deferred underwriters’ fee	1,928,707	1,928,707
Common stock, subject to possible conversion, 2,582,229 shares at conversion value, approximately $7.96 per share	20,547,927	20,547,927

Total liabilities	22,530,367	22,953,199

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized; 10,485,300 issued and outstanding	1,049	1,049
Additional paid-in capital	45,727,725	45,727,725
Earnings accumulated during the development stage	589,836	266,715

Total stockholders’ equity	46,318,610	45,995,489

Total liabilities and stockholders’ equity	$68,848,977	$68,948,688

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		For the Period from	For the Period from
		January 12, 2007	January 12, 2007
	Year Ended	(inception) through	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$—	$—	$—
Formation and administrative costs	446,683	156,678	603,361

Loss from operations	(446,683)	(156,678)	(603,361)

Interest income	1,049,804	601,393	1,651,197

Income before provision for income taxes	603,121	444,715	1,047,836

Provision for income taxes	280,000	178,000	458,000

Net income	$323,121	$266,715	$589,836

Maximum number of shares subject to possible conversion:
Approximate weighted average number of shares	2,582,000	606,000	1,609,000

Approximate weighted average number of common shares outstanding (not subject to possible conversion):
Basic	7,903,000	3,290,000	5,632,000

Diluted	11,698,000	4,168,000	7,994,000

Income per common share not subject to possible conversion:
Basic	$0.04	$0.08	$0.10

Diluted	$0.03	$0.06	$0.07

Income per common share subject to possible conversion:
Basic	$—	$—	$—

Diluted	$—	$—	$—

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from January 12, 2007 (inception) to December 31, 2008

				Earnings
				Accumulated
			Additional	During the
	Common Stock		Paid-in-	Development
	Shares	Amount	Capital	Stage	Total
Balances at January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders on January 12, 2007 at approximately $.01 per share	1,875,000	188	24,812		25,000
Issuance of warrants in private placement			2,300,000		2,300,000
Sale of 8,610,300 units (including the 1,110,300 units pursuance to the over-allotment option) at a price of $8.00 per unit, net of underwriters’ discount and offering expenses (including 2,582,229 shares subject to possible conversion)	8,610,300	861	63,950,740		63,951,601
Reclassification of common stock subject to possible conversion, 2,582,229 shares			(20,547,927)		(20,547,927)
Issuance of underwriters’ purchase option			100		100
Net income				266,715	266,715

Balances at December 31, 2007	10,485,300	$1,049	$45,727,725	$266,715	$45,995,489
Net income				323,121	323,121

Balances at December 31, 2008	10,485,300	$1,049	$45,727,725	$589,836	$46,318,610

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
		from January 12,	from January 12,
		2007 (inception)	2007 (inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net income	$323,121	$266,715	$589,836
Adjustment to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(141,000)	(70,000)	(211,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:

Prepaid insurance	117,000	(146,250)	(29,250)
Prepaid income taxes	(51,061)		(51,061)
Accrued expenses	(14,417)	35,250	53,733
Income taxes payable	(248,000)	248,000
Delaware franchise tax payable	(13,660)	46,560

Net cash provided by (used in) operating activities	(28,017)	380,275	352,258

Cash flows from investing activities:
Principal deposited in Trust Account		(68,516,028)	(68,516,028)
Interest reinvested in Trust Account	(1,049,571)	(601,320)	(1,650,891)
Redemptions from Trust Account	1,249,624	391,877	1,641,501

Net cash provided by (used in) investing activities	200,053	(68,725,471)	(68,525,418)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders		25,000	25,000
Proceeds from notes payable, affiliate		250,000	250,000
Proceeds of public offering		68,882,400	68,882,400
Proceeds from issuance of warrants in private placement		2,300,000	2,300,000
Proceeds from issuance of underwriters’ purchase option		100	100
Repayment of notes payable, affiliate		(250,000)	(250,000)
Payments of offering costs and underwriters’ fees	(146,755)	(2,855,337)	(3,002,092)

Net cash provided by (used in) financing activities	(146,755)	68,352,163	68,205,408

Net increase in cash and cash equivalents	25,281	6,967	32,248
Cash and cash equivalents, beginning of period	6,967

Cash and cash equivalents, end of period	$32,248	$6,967	$32,248

Supplemental disclosure of cash flow information, cash paid during the period for:
Income taxes	$720,110	$—	$720,110

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ fees	$—	$1,928,707	$1,928,707

Accrued offering costs	$—	$146,755	$146,755

Common stock issued in the public offering reclassified to mezzanine debt for common stock subject to possible conversion	$—	$20,547,927	$20,547,927

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Notes to Financial Statements
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) was incorporated under the laws of the State of Delaware on January 12, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date, with the exception of interest income, including interest income earned on cash equivalents held in a trust account (described below). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. All activity for the period from January 12, 2007 (inception) through December 31, 2008 relates to the Company’s formation, capital rasing activities, and consummating a business combination.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 2, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters for the Offering (the “Underwriters”) exercised a portion of their over-allotment option on October 16, 2007 (Note B). The Company’s management has broad discretion with respect to the specific application of the proceeds of the Offering and the over-allotment option exercise, although substantially all of the net proceeds of the Offering and the over-allotment option exercise are intended to be applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the consummation of the Offering and over-allotment exercise, approximately 99.5% of the gross proceeds, after payment of certain amounts to the Underwriters and including $2,300,000 of proceeds from the sale of 2,300,000 warrants to the Company’s founders at a price of $1.00 per warrant in a pre-offering private placement immediately prior to the Offering, was placed in a trust account (“Trust Account”) and invested in, directly or through money market funds, either short-term securities issued or guaranteed by the United States government having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or short-term tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the condition under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds have been and will be held in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s dissolution and liquidation of the Trust Account as described below. Up to $1,100,000 of interest income earned from the Trust Account, net of taxes payable, will be available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
Stockholders other than the founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their shares of Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote their respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering and over-allotment exercise (29.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible conversion in the accompanying balance sheets.
In the event that the Company does not consummate a Business Combination by October 9, 2009, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings. The mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.
NOTE B—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
On October 9, 2007, the Company completed its initial public offering (the “IPO”) of 7,500,000 Units. Each Unit consists of one share of common stock and one warrant entitling the holder to purchase one share of the Company’s Common Stock at a price of $4.50. The public offering price of each Unit was $8.00 and the Company generated gross proceeds of $60,000,000 in the IPO. On October 16, 2007, the Company consummated the closing of 1,110,300 Units pursuant to the underwriters’ over-allotment option which generated gross proceeds of $8,882,400. Of the $68,882,400 in gross proceeds from the IPO and the exercise of the over-allotment option: (i) the Company deposited $66,215,928 into a trust account maintained by American Stock Transfer & Trust Company, as trustee, which proceeds were invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, and included $2,755,296 of contingent underwriting discount; (ii) the underwriters received $2,066,472 as underwriting discount (excluding the contingent underwriting discount); and (iii) the Company retained approximately $600,000 for offering expenses and working capital. In addition, the Company deposited into the trust account $2,300,000 that the Company received from the issuance and sale of an aggregate of 2,100,000 warrants to the Company’s executive officers and directors and 200,000 warrants to one of the Company’s stockholders.

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
Development Stage Company:
The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
Earnings Per Share:
Income per common share is based on the weighted average number of common shares outstanding for the period and net income applicable to common stockholders. Basic income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock by the Company.
For the year ended December 31, 2008, and the periods from January 12, 2007 (inception) to December 31, 2008 and 2007, the Company had dilutive securities in the form of 11,435,300 warrants, which resulted in approximately 3,795,000, 878,000 and 2,362,000 of incremental common shares, using the treasury stock method, based on their assumed conversion to common stock. The incremental shares are added to the weighted average number of common shares outstanding (not subject to possible conversion), and are included in the calculation of diluted income per common share for all periods presented.

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($0 for all periods presented) by the weighted average number of common shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $250,000 as of December 31, 2008. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments:
The carrying amounts value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value due to their short-term maturities.
Use of Estimates:
The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Recently Issued Accounting Pronouncements:
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition cost associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The Company is currently evaluating the expected effect, if any, SFAS 141R will have on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to measure any financial instruments and certain other items at fair value. Any unrealized gains or losses are reported in earnings. Effective January 1, 2008, the Company adopted the provisions of SFAS 159, resulting in no impact to the Company’s financial position, results of operations, or cash flows. This statement permits entities to choose to measure selected assets and liabilities at fair value.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its results of operations and financial condition and plan to adopt it as required in the first quarter of fiscal 2009.
In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The application of FSP 157-3 did not have any impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Redeemable Common Stock:
The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering and over-allotment exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by October 9, 2009, the Company will liquidate. Accordingly, 2,582,229 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.99 immediately following the Offering. The redemption price was reduced to $7.96 after the consummation of the over-allotment option and remains at $7.96 as of December 31, 2008.
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
Cash and Cash Equivalents:
The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company also considers amounts held in money market accounts to be cash equivalents.

NOTE D—TRUST ACCOUNT
The Company’s restricted investments held in the Trust Account at December 31, 2008 are currently invested in money market funds guaranteed by the U.S. Treasury. The Company recognized interest income of approximately $1,050,000 and $601,000 on investments held in trust for the year ended December 31, 2008 and 2007, respectively. Under the Trust Account agreement, up to $1,100,000 of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities. As of December 31, 2008, the balance in the Trust Account was approximately $68,500,000, which included approximately $1,650,000 of interest earned, net of approximately $900,000 disbursed from inception to December 31, 2008 for operating activities and offering costs inclusive of approximately $800,000 for tax payments.
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
The Company presently occupies office space provided by IAMS, LLC. IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Commencing in October 2007, the Company agreed to pay IAMS, LLC $7,500 per month for such services. For the year ended December 31, 2008 and the periods January 12, 2007 (inception) through December 31, 2007 and January 12, 2007 (inception) through December 31, 2008, the Company incurred $90,000, $22,500 and $112,500 respectively, related to this arrangement.
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

Concurrent with the closing of the IPO, the Company entered into a limited recourse line of credit agreement with IAMS, LLC and its affiliates. The line of credit agreement allows for borrowings of up to $500,000, bears interest at the federal funds target interest rate (0-0.25% as of December 31, 2008), and matures at the earlier of the consummation of a Business Combination, October 9, 2009, or an event of default, as defined in the agreement. No amount was outstanding under this line of credit agreement as of December 31, 2008 and 2007.
NOTE F—INCOME TAXES
The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 46%, 40% and 44%, for the year ended December 31, 2008 and the periods from January 12, 2007 (inception) through December 31, 2007 and 2008, respectively. The provision for income taxes consists of the following:

		For the Period from	For the Period from
		January 12, 2007	January 12, 2007
	Year Ended	(inception) through	(inception) through
	December 31, 2008	December 31, 2007	December 31, 2008
Current:
Federal	$256,000	$152,000	$408,000
State and City	165,000	96,000	261,000

	421,000	248,000	669,000

Deferred:
Federal	(91,000)	(45,000)	(136,000)
State and City	(50,000)	(25,000)	(75,000)

	(141,000)	(70,000)	(211,000)

	$280,000	$178,000	$458,000

At December 31, 2008 and 2007, the Company’s deferred tax asset of approximately $211,000 and $70,000, respectively consists of the tax effect of non-tax deductible formation and operating costs during the reporting periods. The effective tax rate differs from the federal statutory rate of 34% principally due to the effect of state and city income taxes.
NOTE G—UNDERWRITERS’ COMPENSATION
The Company paid an underwriters fee of 3% of the gross proceeds of the Offering (or $2,066,472) at the closing of the Offering. Upon the consummation of a Business Combination, the Company will pay an additional underwriters’ fee of 4% of the gross proceeds of the Offering (or $2,755,296). Public Stockholders that vote against the Business Combination and elect to redeem their shares to cash will be entitled to receive their pro rata portions of the $2,755,296 held in the Trust Account. Accordingly, the deferred underwriters’ fee reflected in the accompanying balance sheets excludes $826,589 of deferred underwriters’ fee that is subject to forfeiture in the event of a 30% redemption.

The Company sold to the underwriters, for $100, as additional compensation, an option to purchase up to a total of 525,000 Units. The units issuable upon exercise of this option are identical to those offered in the Offering. The option is exercisable on a cashless basis at $10.00 per unit commencing on the later of the consummation of a business combination or October 2, 2008, and expiring October 2, 2012. The option and the 525,000 Units, the 525,000 shares of common stock and the 525,000 warrants underlying such Units, and the 525,000 shares of common stock underlying such warrants, have been deemed compensation by the Financial Industry Regulatory Authority (FINRA) and are therefore subject to a 180-day lock-up pursuant to Rule 2710(g)(1) of FINRA Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following October 2, 2007, except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. Although the purchase option and its underlying securities have been registered under the registration statement declared effective on October 2, 2007 the option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from October 2, 2007 with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and the number of Units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of common stock at a price below its exercise price.
The sale of the option to purchase was not accounted for as a cost attributable to the Offering. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale.
The Company determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,350,000, using an expected life of five years, volatility of 36.2% and a risk-free interest rate of 4.4%.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3 )
Assets:
Investments held in Trust Account	$68,525	$68,525	—	—

Total	$68,525	$68,525	$—	$—

The fair values of the Company’s investments held in the Trust Account are determined through market, observable and corroborated sources.
NOTE I—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued as of December 31, 2008.

NOTE J—SUBSEQUENT EVENT
From January 1, 2009 through March 4, 2009, the Company withdrew approximately $22,000 from the Trust Account for operating activities and taxes.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The management of our company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.
This annual report on Form 10-K does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by SEC rules for newly public companies.
(b) Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. Other Information
On February 10, 2009, we received a letter from NYSE Amex (the “Exchange”), indicating that we were not in compliance with Section 704 of the NYSE Amex Company Guide (the “Company Guide”), for failure to hold an annual meeting of our stockholders during 2008. We received this letter although our counsel, at our direction, previously contacted the Exchange and was informed verbally that due to the timing of our initial public offering that we would not be required to have an annual meeting until 2009. On March 10, 2009, we submitted a plan to the Exchange in which we advised the Exchange that we intend to hold an annual meeting of our stockholders as promptly as practicable, but in no event later than August 11, 2009. If following receipt and evaluation of the plan, the Exchange determines that we have made a reasonable demonstration of an ability to regain compliance with the continued listing standards, our plan will be accepted we will be able to continue our listing.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officer
Our current directors and executive officers are listed below.

Name	Age	Position

Andrew S. Lerner	43	Chief Executive Officer and Director
Stephen B. Galasso	60	Senior Strategic Officer and Director
D. James Daras	55	Executive Vice President, Chief Financial Officer and Director
Brett G. Baris	34	Executive Vice President
Robert M. Lichten	68	Director
Frederick S. Hammer	72	Director
Samuel J. Weinhoff	58	Director
David Gaebler	47	Director
Mr. Andrew S. Lerner has been our Chief Executive Officer and a Director since inception. Mr. Lerner is Managing Partner of Inter-Atlantic Group, where he has been employed since 1995. Mr. Lerner is responsible for the day-to-day activities of Inter-Atlantic Group, and is a member of Inter-Atlantic Group’s investment committee. In 2000, he launched Inter-Atlantic Group’s private equity business which is now the core activity of the organization. Mr. Lerner was also President and Managing Director of Guggenheim Securities, LLC, Inter-Atlantic Group’s former FINRA broker-dealer operation, until 2003. He was responsible for its day-to-day affairs including all supervisory, financial, regulatory, compliance and broker-dealer activities. Mr. Lerner is a Director of HedgeCo Networks, LLC, a Board Observer at Planet Payment, Inc. and an advisory board member at TIO Networks, Inc., which are all portfolio companies of Inter-Atlantic. He is a former Director of several of Inter-Atlantic Group’s current and past portfolio companies. Mr. Lerner has over 19 years of experience in the financial services industry. Prior to joining Inter-Atlantic Group, he served as an investment banker in the Financial Institutions Group of Smith Barney Inc. for four years and in its Mortgage and Asset Finance Group for two years. At Smith Barney, he concentrated on raising capital and providing merger and acquisition advisory services to financial institutions. Assignments included advising the parent corporation, now known as Citigroup Inc., on multiple financial services acquisitions. Also, since 1995, Inter-Atlantic Group has been a senior strategic advisor to a prominent insurance company and during the past 14 years Mr. Lerner has periodically led merger and acquisition advisory and other strategic assignments related thereto, including the divestiture of its credit card business. Mr. Lerner holds a B.S.E. in Electrical Engineering and Computer Science from Princeton University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania.
Mr. Stephen B. Galasso has been the Senior Strategic Officer and a Director since inception. Since early 2005 Mr. Galasso has been a strategic advisor and independent board director to Advanced Payment Solutions, an early stage company that launched the UK’s first prepaid bank card. In addition, since June of 2007, he has been an independent director of Account Now Inc., a private US prepaid card company. Prior to joining Advanced Payment Solutions, Mr. Galasso was the Chairman and CEO of NetSpend Corporation, a prepaid payment solutions company, from November 2001 to April 2004. During Mr. Galasso’s tenure the revenues of NetSpend Corporation grew significantly from 2001 to 2004. The company won the Portfolio Company of the Year Award in 2003 from the National Association of Small Business Investment Companies (NASBIC). In addition, Mr. Galasso helped pioneer the United States Office of the Comptroller of Currency and association (MasterCard) prepaid debit card rules and regulations. Mr. Galasso was also formerly the President and CEO of Universal Value Network, a payment card content and data management company, which he was instrumental in selling. Prior to this venture, Mr. Galasso was President and CEO of Bank of America’s Credit Card Company. He also served as a member of Bank of America’s Senior Management Council and as Executive Vice President of Marketing and Product Management at Bank of America Credit Cards. Prior to Bank of America, Mr. Galasso was Vice President of Marketing, Director of Communications, Strategic Planning and New Products for Citibank, VISA and MasterCard Products. Mr. Galasso holds a B.S. in Marketing from Fordham University and an M.B.A. from Fordham University Graduate School of Business.

Mr. D. James Daras has been our Executive Vice President, Chief Financial Officer and a Director since inception. Mr. Daras is a former Partner of Inter-Atlantic Group. In addition, Mr. Daras was the Chief Executive Officer and Director of Loan Servicing Solutions Holdings, LLC, a former portfolio company of Inter-Atlantic Group. From 2002-2005, Mr. Daras was Chief Executive Officer of JW Group, LLC, which provided advisory services to hedge funds investing in financial institutions and mortgage real estate investment trusts. During that time he was also an advisor to Franklin Madison Group, a boutique consulting firm specializing in performance enhancement for financial institutions in the areas of financial management, capital markets activities, risk management, information technology and operations. Mr. Daras has experience in bank restructuring, recapitalizing and merger and acquisitions having played a major role in those areas at Dime Bancorp. From 1991 through 2002, at Dime Bancorp, Mr. Daras managed loan and securities portfolios, and also oversaw the bank’s cash management, money transfer, derivatives, funding and risk management operations. Mr. Daras’ previous positions include Executive Vice President, Treasurer and Asset-Liability Committee Chairman of Dime Bancorp, Chief Financial Officer of Cenlar Capital Corp., a mortgage banking company and Vice President of The Chase Manhattan Bank. Mr. Daras is a former Director of Inter-Atlantic Group portfolio company Red Vision Systems, Inc. Mr. Daras has authored or co-authored several papers on fixed income risk management techniques and asset-liability management at banks. He holds a B.B.A. from George Washington University and an M.B.A. from St. Johns University.
Brett G. Baris has been an Executive Vice President of our company since inception. Mr. Baris is a Partner of Inter-Atlantic Group, where he has been employed since 1998. Mr. Baris is responsible for sourcing, analyzing, negotiating, structuring and monitoring private equity investments, and is a member of Inter-Atlantic Group’s investment committee. Mr. Baris was a Vice President of Guggenheim Securities, LLC, Inter-Atlantic Group’s former NASD broker-dealer operation, until 2003, and held series 7, series 24 and series 63 NASD licenses. Prior to joining Inter-Atlantic Group, Mr. Baris spent two years as an analyst in the Financial Institutions Group of Salomon Smith Barney Inc. At Salomon Smith Barney, Mr. Baris worked predominantly on collateralized debt offerings and securitizations in the student loan finance area. Mr. Baris is a Director of Avalon Healthcare Holdings, Inc. and Homeowners of America Holding Corporation and an advisory board member at Tio Networks, Inc., all Inter-Atlantic Group portfolio companies. Mr. Baris holds a B.A. in Economics, magna cum laude, from Tufts University and an M.B.A. from Columbia Business School. He is a member of the Phi Beta Kappa National Honor Society and the Beta Gamma Sigma International Honor Society.

Robert M. Lichten has been a Director since inception. Mr. Lichten has been Co-Chairman of Inter-Atlantic Group since 1994 and is a member of Inter-Atlantic Group’s investment committee. He also served as Co-Chairman of Guggenheim Securities LLC, Inter-Atlantic Group’s former NASD broker-dealer operation, until 2003. Previously, Mr. Lichten was Managing Director at both Smith Barney Inc. and Lehman Brothers Inc., where he concentrated on capital raising and providing merger and acquisition advisory services to financial institutions. Mr. Lichten was also formerly Executive Vice President of The Chase Manhattan Bank. During his 22 years at Chase he was a senior corporate banker and was in charge of worldwide capital planning. Mr. Lichten also served as Chief of Staff of the Asset-Liability Management Committee and President of The Chase Investment Bank. As President, he was responsible for all swap and derivative products, corporate finance, private placements, leasing, loan syndications and merger and acquisition activities. Mr. Lichten is a Director of Inter-Atlantic Group’s portfolio companies SeaPass Solutions, Inc., Accruit LLC, and GovernanceMetrics International, Inc. a corporate governance rating agency. In addition, he currently serves as a Director on the Board of Syncora Holdings Ltd. And its various subsidiaries. He is a former trustee of Manhattan College, a former Director of Annuity & Life Re (Holdings), Ltd. and a former Director and President of the Puerto Rico USA Foundation, a cooperative effort between the Commonwealth of Puerto Rico and numerous multi-national corporations. Mr. Lichten holds a B.S. in Chemical Engineering from Manhattan College and an M.B.A. from New York University. He served as a Lieutenant in the United States Air Force and received the Air Force Commendation Medal for his work in solid rocket propulsion systems.
Mr. Frederick S. Hammer has been a Director since inception. Mr. Hammer has been Co-Chairman of Inter-Atlantic Group since 1994 and is a member of Inter-Atlantic Group’s investment committee. He also served as Co-Chairman of Guggenheim Securities LLC, Inter-Atlantic Group’s former NASD broker-dealer operation, until 2003. Mr. Hammer formerly served as Chairman, President and Chief Executive Officer of Mutual of America Capital Management Corporation. Previously, Mr. Hammer served as President of SEI Asset Management Group where he originated the multi-manager investment operations at the company. Mr. Hammer also served as Chairman and Chief Executive Officer of Meritor Financial Group; Executive Vice President of The Chase Manhattan Bank, where he was responsible for the bank’s global consumer activities including the retail branch network, credit card, consumer lending and deposit businesses; Executive Vice President of Associates Corp. of North America; and Vice President of Bankers Trust Co. Mr. Hammer is a Director of Inter-Atlantic Group’s portfolio companies Avalon Healthcare Holdings and Homeowners of America Holding Corporation. In addition, he currently serves as a Director on the Board of ING Clarion Realty Funds and is a former Director of several public and private companies, including VISA USA and VISA International. Mr. Hammer holds an A.B. degree in Mathematics, magna cum laude, from Colgate University and received his M.S. and Ph.D. degrees in Economics from Carnegie-Mellon University. He has taught Finance and Banking at The Wharton School, The University of Indiana, and New York University’s Graduate School of Business Administration.

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
Mr. David Gaebler has been a Director since 2008. Until 2008, Mr. Gaebler was a Senior Vice President at Lehman Brothers, where he had worked since 1987. He has worked for clients in the insurance industry in both a capital raising and advisory capacity. Prior to joining Lehman Brothers he worked for the Federal Reserve Bank and Chase Econometrics. He holds a B.A. cum laude in economics from Oberlin College and an M.B.A. from Yale University.
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
Director Independence
Our board of directors has determined that Messrs. Hammer, Lichten, Weinhoff and Gaebler are “independent directors” within the meaning of Rule 121(A) of the NYSE Amex Company Guide and Rule 10A-3 promulgated under the Securities and Exchange Act of 1934, as amended.
Board Committees; Board and Committee Meetings
Our board of directors has an audit committee and a nominating committee. During the year ended December 31, 2008, our board of directors had four meetings, our audit committee had one meeting and our nominating committee had one meeting. All directors attended more than 90% of the meetings of the board, the audit committee and the nominating committee on which they are members, and none of them attended fewer than 75% of such meetings.
Audit Committee
Our audit committee consists of Messrs. Hammer, Lichten and Weinhoff. Mr. Lichten serves as the Chairman of our audit committee. The independent directors we appoint to our audit committee are each “independent”, as defined by the rules of the SEC and the NYSE Amex. Our board of directors has determined that Messrs. Lichten, Weinhoff and Hammer each qualify as an “audit committee financial expert,” as such term is defined by SEC rules.

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
During 2008, the audit committee reviewed management’s documentation for maintaining adequate internal controls over financial reporting to meet continuing compliance requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Based upon its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
In addition, the audit committee has discussed with the independent registered public accounting firm the accountants’ independence from the company and its management, and has received the written disclosures and letter required by the Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).

In reliance on the reviews and discussions referred to above, the audit committee recommended to the board of directors, and the board of directors approved, that the 2008 audited financial statements be included in the company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE
Robert M. Lichten (Chairman)
Frederick S. Hammer
Samuel J. Weinhoff
Nominating Committee
Our nominating committee consists of Messrs. Hammer, Lichten and Weinhoff, each of whom our board of directors has determined is an independent director as defined by the rules of the NYSE Amex and the SEC. Mr. Hammer serves as the Chairman of our Nominating Committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
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

Code of Conduct and Ethics
We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of the NYSE Amex. Requests for a copy of the code of conduct and ethics should be sent in writing to Inter-Atlantic Financial, Inc., 400 Madison Avenue, New York, New York 10017.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received as well as any written representations that no other reports were required, we believe that, during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.
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
The independent members of our board of directors have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on such review and discussions, the independent members of our board of directors recommended to the board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K and the proxy statement for the company’s 2009 annual meeting of stockholders.
Compensation Committee Interlocks and Insider Participation
None.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following tables set forth information as of March 12, 2009 regarding the beneficial ownership of our common stock:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the following tables have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of	Approximate Percentage of
	Shares of	Outstanding Common Stock
Name of Beneficial Owner	Common Stock	Beneficially Owned (1)

Malibu Partners(2)	1,943,780	17.92%
Polar Securities Inc. and affiliates(3)	933,717	8.61%
QVT Financial L.P. and affiliates(4)	817,472	7.54%
Bulldog Investors and affiliates(5)	696,800	6.42%
Deutsche Bank AG	646,565	5.96%
Andrew S. Lerner(6)	469,060	4.47%
Stephen B. Galasso(7)	263,109	2.51%
Brett G. Baris	234,530	2.24%
Robert M. Lichten	234,530	2.24%
Frederick S. Hammer	234,530	2.24%
D. James Daras	90,276	0.86%
Samuel J. Weinhoff	4,386	0.04%
All officers and directors as a group	1,530,421	14.60%

(1)	Assumes that 1,875,000 founders’ shares and the 8,610,300 units sold in the IPO and over-allotment are outstanding, but not: (a) the exercise of the 8,610,300 warrants to purchase shares of our common stock included in such units, (b) 525,000 shares of our common stock included in the representative unit purchase option, (c) 525,000 shares of common stock underlying warrants included in the representative’s unit purchase option and (d) 2,300,000 shares of common stock underlying the founders’ warrants.
(2)	Includes shares that may be deemed beneficially owned by Malibu Partners LLC (“Malibu”) and Kenneth J. Abdalla, each an affiliate of Malibu Partners LLC. Malibu Partners LLC has delegated discretion to vote and dispose of the shares. The address of the principal business office of each of Malibu Partners LLC and Kenneth J. Abdalla is 15332 Antioch Street, #582, Pacific Palisades, CA 90272.
(3)	Includes shares that may be deemed beneficially owned by North Pole Capital Master Fund (“North Pole”), an affiliate of Polar Securities Inc. (“Polar Securities”). Polar Securities serves as the investment manager to North Pole and a number of discretionary accounts with respect to which it has voting and dispositive authority over the shares. The address of the principal business office of each of North Pole and Polar Securities is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.
(4)	Includes shares that may be deemed beneficially owned by QVT Financial GP LLC, QVT Fund LP, QVT Associates GP LLC, each an affiliate of QVT Financial LP. The address of the principal business office of each of QVT Financial LP, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The address of the principal business office of QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.
(5)	Includes shares that may be deemed beneficially owned by Phillip Goldstein and Andrew Dakos, each a principal of Bulldog Investors. The address of the principal place of business of Bulldog Investors is Park 80 West, Plaza Two, Saddle Brook, NJ 07663.

(6)	Includes 90,000 shares beneficially owned by Mr. Lerner’s children and other family members.

(7)	The beneficial owner is the Stephen and Linda Galasso Family Trust.

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
Inter-Atlantic Group has also made available to us a $500,000 limited recourse line of credit which bears interest at the federal funds target interest rate (0-0.25% as of December 31, 2008). Repayment of the line of credit is payable prior to the business combination solely from the $1,100,000 of interest earned on the trust account which is available for working capital, solely to the extent there is more than $7.96 per share in the trust account.
Because the founders’ warrants sold in the pre-offering private placement were originally issued pursuant to an exemption from registration requirements under the federal securities laws, founders’ warrants will be exercisable even if, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of such warrants is not current.
Inter-Atlantic Group, an affiliate of certain of the officers and directors, provided us an interest-free loan of $250,000 which was used to pay a portion of the expenses of this offering, such as SEC registration fees, FINRA registration fees, NYSE Amex listing and application fees and legal and accounting fees and expenses. The $250,000 loan from Inter-Atlantic Group was repaid without interest on the consummation of the offering. We repaid this loan from the proceeds of the IPO not held in trust.

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
Each of our founding officers and directors are deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.
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
Audit Fees
The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2008 for (a) the annual audit of our financial statements for such year and (b) the reviews of our financial statements for the quarterly periods ended March 31, June 30 and September 30, 2008 amounted to approximately $62,500.
Audit-Related Fees
We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2008.
Tax Fees
We did not receive significant professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2008.

All Other Fees
We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2008.
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

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	By-laws.(1)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(1)
4.3	Specimen Warrant Certificate.(1)
4.4	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant.(1)
4.5	Form of Unit Option Purchase Agreement between the Registrant and Morgan Joseph & Co.(1)

Exhibit
No.	Description

10.1	Letter Agreement among the Registrant, Morgan Joseph & Co. and Andrew Lerner.(1)
10.2	Letter Agreement among the Registrant, Morgan Joseph & Co. and Stephen Galasso.(1)
10.3	Letter Agreement among the Registrant, Morgan Joseph & Co. and D. James Daras.(1)
10.4	Letter Agreement among the Registrant, Morgan Joseph & Co. and Robert M. Lichten.(1)
10.5	Letter Agreement among the Registrant, Morgan Joseph & Co. and Frederick Hammer.(1)
10.6	Letter Agreement among the Registrant, Morgan Joseph & Co. and Brett G. Baris.(1)
10.7	Letter Agreement among the Registrant, Morgan Joseph & Co. and Samuel J. Weinhoff.(1)
10.8	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.(1)
10.9	Form of Securities Escrow Agreement between the Registrant, American Stock Transfer & Trust. Company and the Initial Stockholders.(1)
10.10	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)
10.11	Office Services Agreement dated October 2, 2007 by and among the Registrant and Inter-Atlantic Management Services LLC.(1)
10.12	Warrant Purchase Agreement between the Registrant and the Initial stockholders.(1)
10.13	Form of Promissory Note, dated January 31, 2007, issued to Inter-Atlantic Management Services LLC in the amount of $250,000.(1)
10.14	Revolving Line of Credit Agreement.(1)
14.1	Code of Ethics.(1)
31.1	Chief Executive Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(1)
99.2	Nominating Committee Charter.(1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-140690) with the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTER-ATLANTIC FINANCIAL, INC.
By:	/s/ Andrew Lerner
Andrew Lerner
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: March 25, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Andrew Lerner Andrew Lerner	Chief Executive Officer and Director (principal executive officer)	March 25, 2009

/s/ Stephen B. Galasso	Senior Strategic Officer and Director	March 25, 2009
Stephen B. Galasso

/s/ D. James Daras D. James Daras	Executive Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 25, 2009

/s/ Robert M. Lichten Robert M. Lichten	Director	March 25, 2009

/s/ Frederick S. Hammer Frederick S. Hammer	Director	March 25, 2009

/s/ Samuel J. Weinhoff Samuel J. Weinhoff	Director	March 25, 2009

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification Pursuant to Rule 13A-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.