Form 10-Q
period 2009-06-30
Inter-Atlantic Financial, Inc.
filed 2009-08-13
CIK 1389771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 10,485,300 shares issued and outstanding as of August 12, 2009.

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

PART 1 – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$52,332	$32,248
Prepaid insurance	29,250	29,250
Prepaid income taxes	18,041	51,061

Total current assets	99,623	112,559

Other Assets
Investments held in Trust Account, at fair value	68,521,491	68,525,418
Deferred tax asset	500,000	211,000

Total other assets	69,021,491	68,736,418

Total assets	$69,121,114	$68,848,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$464,272	$20,833
Notes payable, affiliate	250,000
Delaware franchise tax payable	8,225	32,900

Total current liabilities	722,497	53,733

Long-term Liabilities
Deferred underwriters’ fee	1,928,707	1,928,707
Common stock, subject to possible redemption, 2,582,229 shares at redemption value, approximately $7.96 per share	20,547,927	20,547,927

Total liabilities	23,199,131	22,530,367

Commitment

Stockholders’ Equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 49,000,000 shares authorized; 10,485,300 issued and outstanding in 2009 and 2008, respectively	1,049	1,049
Additional paid-in capital	45,727,725	45,727,725
Retained earnings	193,209	589,836

Total stockholders’ equity	45,921,983	46,318,610

Total liabilities and stockholders’ equity	$69,121,114	$68,848,977

See accompanying notes to condensed interim financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
					from January
					12, 2007
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended June	Ended June	Ended June 30,	Ended June	through June
	30, 2009	30, 2008	2009	30, 2008	30, 2009
Revenue	$—	$—	$—	$—	$—
Formation, transaction and administrative costs	542,132	120,405	690,204	244,416	1,293,565

Loss from operations	(542,132)	(120,405)	(690,204)	(244,416)	(1,293,565)

Interest income	26,512	304,162	68,763	715,891	1,719,960

Income (loss) before provision for income taxes (income tax benefit)	(515,620)	183,757	(621,441)	471,475	426,395

Provision for income taxes (income tax benefit)	(210,901)	95,515	(224,814)	206,765	233,186

Net income (loss)	(304,719)	88,242	(396,627)	264,710	193,209

Maximum number of shares subject to possible redemption:
Approximate weighted average number of shares	2,582,000	2,582,000	2,582,000	2,582,000	1,805,000

Approximate weighted average number of common shares outstanding (not subject to possible redemption):
Basic	7,903,000	7,903,000	7,903,000	7,903,000	6,089,000

Diluted	7,903,000	11,740,000	7,903,000	11,701,000	8,788,000

Earnings (loss) per common share not subject to possible redemption:
Basic	$(0.04)	$0.01	$(0.05)	$0.03	$0.03

Diluted	$(0.04)	$0.01	$(0.05)	$0.02	$0.02

Earnings (loss) per common share subject to possible redemption:
Basic	$—	$—	$—	$—	$—
Diluted	$—	$—	$—	$—	$—

See accompanying notes to condensed interim financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from January 12, 2007 (inception) through June 30, 2009

			Additional		Total
	Common Stock		Paid-in-	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balances at January 12, 2007 (inception)	—	$—	$—	$—	$—
Issuance of common stock to founders on January 12, 2007 at approximately $.01 per share	1,875,000	188	24,812		25,000
Issuance of warrants in private placement			2,300,000		2,300,000
Sale of 8,610,300 units (including the 1,110,300 units pursuance to the over-allotment option) at a price of $8.00 per unit, net of underwriters’ discount and offering expenses (including 2,582,229 shares subject to possible redemption)	8,610,300	861	63,950,740		63,951,601
Reclassification of common stock subject to possible redemption, 2,582,229 shares			(20,547,927)		(20,547,927)
Issuance of underwriters’ purchase option			100		100
Net income				266,715	266,715

Balances at December 31, 2007	10,485,300	1,049	45,727,725	266,715	45,995,489
Net income				323,121	323,121

Balances at December 31, 2008	10,485,300	1,049	45,727,725	589,836	46,318,610
Net loss (unaudited)				(396,627)	(396,627)

Balances at June 30, 2009 (unaudited)	10,485,300	$1,049	$45,727,725	$193,209	$45,921,983

See accompanying notes to condensed interim financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
			from January
			12, 2007
	For the six	For the six	(inception)
	months ended	months ended	through June
	June 30, 2009	June 30, 2008	30, 2009
Cash flows from operating activities:
Net income (loss)	$(396,627)	$264,710	$193,209
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Deferred income tax benefit	(289,000)	(95,000)	(500,000)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Prepaid insurance		58,500	(29,250)
Prepaid income taxes	33,020		(18,041)
Accrued expenses	443,439	14,743	464,272
Income taxes payable		(192,485)
Delaware franchise tax payable	(24,675)	(5,435)	8,225

Net cash provided by (used in) operating activities	(233,843)	45,033	118,415

Cash flows from investing activities:
Principal deposited in Trust Account			(68,516,028)
Interest reinvested in Trust Account	(68,737)	(715,766)	(1,719,628)
Redemptions from Trust Account	72,664	814,839	1,714,165

Net cash provided by (used in) investing activities	3,927	99,073	(68,521,491)

Cash flows from financing activities:
Proceeds from issuance of common stock to founders			25,000
Proceeds from notes payable, affiliate	250,000		500,000
Proceeds from public offering			68,882,400
Proceeds from issuance of warrants in private placement			2,300,000
Proceeds from issuance of underwriters’ purchase option			100
Repayment of notes payable, affiliate			(250,000)
Payments of offering costs and underwriters’ fees		(146,755)	(3,002,092)

Net cash provided by (used in) financing activities	250,000	(146,755)	68,455,408

Net increase (decrease) in cash and cash equivalents	20,084	(2,649)	52,332
Cash and cash equivalents, beginning of period	32,248	6,967

Cash and cash equivalents, end of period	$52,332	$4,318	$52,332

Supplemental disclosure of cash flow information, cash paid during the period for income taxes:	$54,923	$588,250	$775,018

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$—	$—	$1,928,707

Common stock issued in the public offering reclassified to mezzanine debt for common stock subject to possible redemption	$—	$—	$20,547,927

See accompanying notes to condensed interim financial statements.

Inter-Atlantic Financial, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
(UNAUDITED)
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN
Inter-Atlantic Financial, Inc. (a corporation in the development stage) (the “Company”) was incorporated under the laws of the State of Delaware on January 12, 2007. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations, other than analysis and development activities associated with investigation of prospective target businesses, nor generated revenue to date, with the exception of interest income, including interest income earned on cash equivalents held in a trust account (described below). The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company selected December 31st as its fiscal year-end. All activity for the period from January 12, 2007 (inception) through June 30, 2009 relates to the Company’s formation, capital raising activities, and consummating a business combination.
The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 2, 2007. The Company consummated the Offering on October 9, 2007 and the underwriters for the Offering (the “Underwriters”) exercised a portion of their over-allotment option on October 16, 2007 (Note D). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the over-allotment option exercise, although substantially all of the net proceeds of the Offering and the over-allotment option exercise are intended to be applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the consummation of the Offering and over-allotment exercise, approximately 99.5% of the gross proceeds, after payment of certain amounts to the Underwriters and including $2,300,000 of proceeds from the sale of 2,300,000 warrants to the Company’s founders at a price of $1.00 per warrant in a pre-offering private placement immediately prior to the Offering, was placed in a trust account (the “Trust Account”) and invested in, directly or through money market funds, either short-term securities issued or guaranteed by the United States government having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or short-term tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the condition under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds have been and will be held in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s dissolution and liquidation of the Trust Account as described below. Up to $1,100,000 of interest income earned from the Trust Account, net of taxes payable, will be available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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
Stockholders other than the Founders (as defined below) (the “Public Stockholders”) voting against a Business Combination will be entitled to redeem their shares of Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional 4% fee of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding up to 29.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering and over-allotment exercise (29.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible redemption in the accompanying balance sheets.
In the event that the Company does not consummate a Business Combination by October 9, 2009, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders to the extent of their initial stock holdings. The mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.
In April 2009, the Company signed a definitive acquisition agreement in an all-stock transaction with Patriot Risk Management, Inc., an entity with significant knowledge in specialty workers’ compensation risk management services. The closing of this transaction is subject to shareholder approval and other closing conditions. For more information on this transaction, please refer to Form 8-K which was filed by the Company on April 27, 2009 and the amended Preliminary Proxy Statement, Schedule 14A, filed by the Company on August 6, 2009.
NOTE B—BASIS OF PRESENTATION
The accompanying unaudited condensed interim financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2009 and the financial results for the three months ended June 30, 2009, the three months ended June 30, 2008, the six months ended June 30, 2009, the six months ended June 30, 2008 and the period from January 12, 2007 (inception) to June 30, 2009, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X.

Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The balance sheet as of December 31, 2008, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
NOTE C—SUMMARY OF SELECTIVE SIGNIFICANT ACCOUNTING POLICIES
Earnings (Loss) Per Share:
Earnings (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock by the Company.
The Company’s statements of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force (“EITF”), Topic No. D-98 “Classification and Measurement of Redeemable Securities.” Basic and diluted income (loss) per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to Common Shares subject to conversion ($0 for all periods presented) by the weighted average number of common shares subject to possible conversion. Basic and diluted net income (loss) per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption. For the periods from January 12, 2007 (inception) to June 30, 2009, and the three and six months ended June 30, 2008, the Company had dilutive securities in the form of 11,435,300 warrants, including 525,000 warrants as part of the underwriters purchase option, and 525,000 shares of common stock also as part of the underwriters purchase option, which resulted in approximately 3,335,000, 3,312,000, and 3,273,000 incremental common shares, respectively, using the treasury stock method, based on the assumed conversion of the warrants. The incremental shares are added to the weighted average number of common shares outstanding (not subject to possible conversion), used in the calculation of diluted income (loss) per share. For the three months and six months ended June 30, 2009, the Company reported a net loss and, as a result, diluted loss per common share is equal to basic loss per common share as any potentially dilutive shares would become anti-dilutive.

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $250,000 as of June 30, 2009. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Income taxes:
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
The Company also complies with the provisions of the Financial Accounting Standards Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurements process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN No. 48 effective January 12, 2007 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.
Newly Issued and Adopted Accounting Pronouncements:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition cost associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The Company adopted SFAS No. 141(R) effective January 1, 2009 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company has adopted SFAS No. 160 effective January 1, 2009 and has determined that the adoption did not have an impact on its financial position, results of operations, or cash flows.
In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections”. However, the disclosure provisions in SFAS No. 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The application of FSP 157-3 did not have any impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 authorized the FASB Accounting Standards Codification as the sole source for authoritative U.S. GAAP. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once effective, SFAS No. 168 will supersede all accounting standards in U.S. GAAP, other than those issued by the SEC. SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Redeemable Common Stock:
The Company accounts for redeemable common stock in accordance with EITF Topic No. D-98 “Classification and Measurement of Redeemable Securities”. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a redemption event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note A, the Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders holding less than 30% of common shares sold in the Offering and over-allotment exercise their conversion rights. As further discussed in Note A, if a Business Combination is not consummated by October 9, 2009, the Company will liquidate. Accordingly, 2,582,229 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period. The initial per share redemption price was $7.99 immediately following the Offering. The redemption price was reduced to $7.96 after the consummation of the over-allotment option and remains at $7.96 as of June 30, 2009.
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
Fair Value of Financial Instruments:
The fair value of the Company’s assets and liabilities which qualify as financial instruments under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying condensed balance sheet.
Subsequent Events
These condensed interim financial statements were approved by management and the Company’s Board of Directors and were issued on August 12, 2009. Subsequent events have been evaluated through this date.
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
NOTE E—TRUST ACCOUNT
The Company’s restricted investments held in the Trust Account at June 30, 2009 are currently invested in money market funds that invest in U.S. Treasury securities. The money market funds stopped being covered under the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds on April 30, 2009. The Company recognized interest income of approximately $27,000, $69,000 and $1,720,000 on investments held in trust for the three months ended June 30, 2009, the six months ended June 30, 2009 and the period from January 12, 2007 (inception) to June, 2009, respectively. Under the Trust Account agreement, up to $1,100,000 of the interest earned on the Trust Account (net of taxes) can be used for the Company’s operating activities. As of June 30, 2009 and December 31, 2008, the balance in the Trust Account was approximately $68,521,000 and $68,525,000 respectively, which included approximately $1,720,000 and $1,651,000 respectively, of interest earned, net of approximately $1,714,000 and $1,642,000 respectively, disbursed from inception. Of the approximately $1,714,000 disbursed from inception to June 30, 2009, approximately $810,000 was for tax payments and approximately $904,000 was for operating activities and offering costs.
NOTE F—RELATED PARTY TRANSACTIONS
The Company presently occupies office space provided by Inter-Atlantic Management Services, LLC (“IAMS, LLC”). IAMS, LLC has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. Commencing in October 2007, the Company agreed to pay IAMS, LLC $7,500 per month for such services. For the period January 12, 2007 (inception) through June 30, 2009, the Company incurred $157,500 related to this arrangement, of which $15,000 is included in accrued expenses in the accompanying June 30, 2009 balance sheet. In addition, on April 2, 2009 and May 28, 2009, the Company issued unsecured promissory notes of $150,000 and $100,000, respectively, to IAMS LLC. These advances bear interest at the federal funds interest rate (0.25% at June 30, 2009) and are repayable on the earlier of the date on which the Company consummates a Business Combination or October 9, 2009.

NOTE G—COMMITMENT
The Company paid an underwriters fee of 3% of the gross proceeds of the Offering (or $2,066,472) at the closing of the Offering, with an additional 4% fee of the gross Offering proceeds (or $2,755,296) payable upon the consummation of a Business Combination. Public Stockholders that vote against the Business Combination and elect to redeem their shares to cash will be entitled to receive their pro rata portions of the $2,755,296 which is held in the Trust Account. Accordingly, the deferred underwriters’ fee reflected in the accompanying June 30, 2009 balance sheet excludes $826,589 of deferred underwriters’ fee that is subject to forfeiture in the event of a 29.99% redemption.
NOTE H—FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, the Company has elected to defer implementation of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS No. 157 to the Company’s financial assets did not have an impact on the Company’s financial results.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset (in thousands):

		Quoted
		Prices in	Significant Other	Significant
	June 30,	Active	Observable	Unobservable
	2009	Markets	Inputs	Inputs
Description	(unaudited)	(Level 1)	(Level 2)	(Level 3 )
Assets:
Cash Equivalents	$18	$18	$—	$—
Investments held in Trust Account, at fair value	68,521	68,521	—	—

	$68,539	$68,539	$—	$—

		Quoted
		Prices in	Significant Other	Significant
		Active	Observable	Unobservable
	December	Markets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3 )
Assets:
Cash Equivalents	$14	$14	$—	$—
Investments held in Trust Account, at fair value	68,525	68,525	—	—

	$68,539	$68,539	$—	$—

NOTE I—PREFERRED STOCK
The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock has been issued as of June 30, 2009.

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
Our trust account is invested in a money market fund that invests in short-term US Treasury securities. The decline in short-term interest rates since our IPO has decreased the interest income generated by the funds held in trust. As a result, our expectation of future interest income is significantly lower than anticipated at the time of our IPO. As of June 30, 2009, the funds held in trust earned interest at an annual interest rate of 0.06%, based on a 7-day average yield.
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
As indicated in the accompanying financial statements, at June 30, 2009, we had $52,332 in cash plus an additional $5,463 available from interest income earned on the trust property which had not been withdrawn as of June 30, 2009. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plan to consummate a business combination will be successful.
For the period from January 12, 2007 (inception) through June 30, 2009, we had net income of $193,209, attributable to interest income of $1,719,960 offset by operating costs of $1,293,565 and income taxes of $233,186. For the three months ended June 30, 2009, we had a net loss of $304,719, attributable to interest income of $26,512 offset by operating costs of $542,132 and an income tax benefit of $210,901. For the six months ended June 30, 2009, we had a net loss of $396,627, attributable to interest income of $68,763 offset by operating costs of $690,204 and an income tax benefit of $224,814. We have neither engaged in any operations nor generated any operating revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in Trust Account.

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
At June 30, 2009, we had cash outside of the trust account of $52,332, cash held in the trust account of $68,521,491, a $500,000 deferred tax asset, accrued expenses of $464,272, notes payable to affiliate of $250,000, Delaware franchise tax payable of $8,225 and total liabilities of $23,199,131 (which includes $20,547,927 of common stock which is subject to possible redemption and $1,928,707 of deferred underwriters’ fees). We believe that we have funds sufficient to allow us to operate at least until October 9, 2009, including (i) the unused portion of $1,100,000 of the interest earned on funds in our trust account (net of taxes payable) which will be released to us, and (ii) up to $500,000 from the Company’s limited recourse revolving line of credit, of which $250,000 has been advanced, which will be repayable upon the consummation of a business combination. Up to $1,100,000 of the interest earned on our trust account (net of taxes payable) is being released to us to fund our working capital requirements and is available to fund the costs associated with such plan of dissolution and liquidation (which we currently estimate to be between $50,000 and $75,000) if we do not consummate a business combination. The rate of interest earned on our trust account has decreased since our IPO and will fluctuate through the duration of our trust account, therefore the interest that will accrue on our trust account during the time it will take to identify a target and complete an acquisition may not be sufficient to fund our working capital requirements.
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

Item 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2009, the end of the quarter covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. In designing and evaluating the Company’s disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has not been any change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
OTHER INFORMATION
Item 1. Legal Proceedings.
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
The Company received notice from the NYSE Amex, LLC (“Exchange”) on February 10, 2009, indicating that it was not in compliance with Section 704 of the NYSE Amex Company Guide (the “Company Guide”) because the Company did not hold an annual meeting of its stockholders during the year ended December 31, 2008. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on March 9, 2009 presented its plan to the Exchange. On May 4, 2009 the Exchange notified the Company that it accepted the Company’s plan of compliance and granted the Company an extension until August 11, 2009 to regain compliance with the continued listing standards. The Company expects an additional extension until October 9, 2009.

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